Form 10KSB
period 1999-12-31
GREEN FUSION CORP
filed 2000-04-14
CIK 1072367

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10KSB

[X] 	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES 	EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1999

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ____________

Commission File No.  0-29213

                    Green Fusion Corporation
                    ------------------------
    (Exact name of Registrant as specified in its charter)

NEVADA                                    52-2202416
-------------------------------           ----------
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)            Identification Number)

6320 South Sandhill Road, Suite 10
Las Vegas, Nevada                         89120
---------------------------------------   ---------
(Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code: (702) 521-5600
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12 (g) of the Act:
100,000,000 shares of common stock

Check whether the issuer (l) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for 1999 were $NIL.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of March 27, 2000 is $213,000.

The number of shares of the issuer's Common Stock outstanding as of March 27, 2000 is 2,565,000.

Transitional Small Business Disclosure Format (check one):  Yes
[   ]  No [ X ]

                              PART I

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk-related factors set forth herein.

ITEM 1.	Description of Business

Organization

Green Fusion Corporation was incorporated as a Nevada Corporation on March 5, 1998.

Business

The Company is an exploration stage company engaged in the acquisition and exploration of mineral properties. The Company has an interest in the properties described below. The Company has completed an initial exploration program on its properties and intends to carry out additional exploration work in order to ascertain whether these properties possess commercially viable quantities of uranium ore. There can be no assurance that a commercially exploitable mineral deposit, or reserve, exists on the Company's properties until appropriate exploratory work is done and an economic evaluation based on such work concludes economic feasibility.

Green Fusion Properties

The Company is the owner of two mineral claims in the Smith Bay region of the Province of Saskatchewan. The Company is also the owner of an option to purchase a third mineral claim which is also in the Smith Bay region of the Province of Saskatchewan. The mineral claims are contiguous and are referred to as the "Green Fusion Properties".

1.  Owned Properties

The Company is the owner of a 100% interest of two mineral claims encompassing 12,330 acres in the vicinity of the Le Drew Lake Property in the Smith Bay region of the Province of Saskatchewan, Canada. These mineral claims are registered with the Province of Saskatchewan as mineral claims Nos. S106084 and S106085. The Company acquired its interest in each of the claims by staking. Mineral claim no. S106084 covers 4,349 acres and mineral claim no. S106085 covers 7,981 acres.

2.  Property Option Agreement

The Company has acquired an option (the "Option") to acquire a 100% interest in mineral claim No. S105984 (the "Option Property") covering 1,235 acres situated in the Province of Saskatchewan, Canada. The Company acquired the Option pursuant to an agreement made as of April 6, 1998 (the "Option Agreement") between the Company and Michael Lederhouse, of P.O. Box 202, La Ronge, Saskatchewan, and Carl Service of 34 Moxon Crescent, Saskatoon, Saskatchewan (the "Optionors"). The Company paid to the Optionors the amount of $6,000 CDN on execution of the Option Agreement.

The Option is exercisable by the Company:

1.	paying the Optionors the sum of $6,000 CDN (which amount has been paid)

2.	paying the Optionors an additional $12,000 CDN as follows:

(a)	$6,000 on or before April 6, 1999 (which amount has
been paid); and

(b)	$6,000 on or before April 6, 2000;

3.	allotting and issuing to the Optionors a total of 50,000
fully paid and non-assessable common shares in the capital of the Company upon execution of the Option Agreement (the "Property
Shares").

The Company has completed the payment to the Optionors of $6,000 CDN due upon execution of the Option Agreement and the payment to the Optionors of the $6,000 CDN due on or before April 6, 1999. The Company has also issued the Property Shares to the Optionors. The Property Shares are held in escrow pursuant to an escrow agreement entered into between the Company, the Optionors and O'Neill Ritchie Taylor Law Corporation (the "Escrow Agreement"), in accordance with the policies of the Saskatchewan Securities Commission. The shares will be released from escrow automatically over a three year period, with 30% of the shares released on the first anniversary of execution of the agreement, 30% of the shares released on the second anniversary of the agreement and
40% on the third anniversary of the agreement.   A total of
15,000 shares of the Company's common stock has been released to the Optionors effective as of April 6, 1999 in accordance with this release schedule.

The Company has also agreed to pay to the Optionors a royalty equal to 1% of net smelter returns earned from the Option Property. The net smelter royalty is defined as the gross proceeds received by the Company from the sale of any ore from the mining of the Option Property, less costs of transportation, refining and applicable taxes.

The Company's interest in the Option Property is limited to an option to acquire a 100% interest in the Option Property. If the Company fails to make any required payment under the Option Agreement, the Option will terminate and the Company will have no further rights to the Option Property. If the Company exercises the Option, then the Company will become the owner of a 100% interest in the Option Property, subject to the 1% net smelter royalty.

Location of the Green Fusion Properties

The Green Fusion Properties are located in the Province of Saskatchewan, Canada approximately 15 km (9 mi) northwest of Wollaston Lake and 35km (21 mi) northeast of Points North, Saskatchewan. They are situated about 30 km (18 mi) north of four known uranium deposits (McLean Lake, Rabbit Lake, Collins Bay and Eagle Point). Points North is a staging area containing an air strip, accommodation, dining facilities, aircraft and fuel and may be reached by an all weather road from the south. The property may be reached by ski or float equipped aircraft or helicopter from Points North.

1998 Work Program

The Company expended approximately $31,777 U.S. to complete a work program on the properties consisting of sampling, mapping and analysis in September, 1998.

Geological Report

The Company has obtained a geological report based on the work program completed by the Company on the Green Fusion Properties in September, 1998. The Geological Report was prepared by Mr. Steven Earle, PhD, P.Geo of 696 Western Acres Road, Nanaimo, British Columbia, Canada (the "Geological Report"). The Geological Report summarizes the results of the geological survey carried out by the Company on the Green Fusion Properties. The geological survey consisted of the collection and analysis of 124 samples collected from the Green Fusion Properties in September, 1998.

The Geological Report concluded that the geology of the Green Fusion Properties may be indicative of uranium mineralization based the existence of uranium and lead anomalies on the Green Fusion Properties. The presence of these geological features indicates the mineralization of the Green Fusion Properties may be consistent with the geology of other uranium deposits in the Athabasca Basin area of the Province of Saskatchewan.

The Geological Report recommended a further follow-up geological work program in order to further assess the prospect of uranium mineralization of the Green Fusion Properties. The recommended geological program would include a sampling program in which a total of approximately 150 additional samples, assuming sample spacing of 100 meters, would be collected from the Green Fusion Properties at locations identified in the geological report.
The Geological Report also recommended the types of geological testing to be completed on the samples collected. The Company is considering undertaking the program during the 2000 summer exploration period.

Employees

As of March 27, 2000, the Company had no employees, other than its officers.

The Company's two officers are Mr. Logan Anderson, who is President and a director of the Company, and Mr. Howard Thomson, who is Secretary and Treasurer and a director of the Company. Each of Mr. Anderson and Mr. Thomson provides their services on a part-time basis as required for the business of the Company. Mr. Anderson presently commits approximately 5% of his business time to the business of the Company. Mr. Thomson presently commits approximately 5% of his business time to the business of the Company.

The Company presently does not pay to Mr. Anderson any salary or consulting fee. The Company presently does not pay to Mr.
Thomson any alary or consulting fee.    The Company anticipates
that the compensation payable to Mr. Anderson and Mr. Thomson will be increased in the event that the Company decides to proceed with additional exploration programs beyond the geological work program recommended in the Geological Report.

The Company does not pay to its directors any compensation for each director serving as a director on the Company's board of directors.

The Company conducts its business through agreements with consultants and arms-length third-parties.

Marketability of Discovered Minerals

Even if commercial quantities of ore are discovered, there can be no assurance that a ready market will exist for its sale. Numerous factors beyond the control of the Company may affect the marketability of any substances discovered. These factors include market fluctuations, the proximity and capacity of natural resource markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in the Company not receiving an adequate return on invested capital.

Compliance with Government Regulation

The Company will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the Province of Saskatchewan. In addition, production of minerals in the Province of Saskatchewan will require prior approval of applicable governmental regulatory agencies. There can be no assurance that such approvals will be obtained. The cost and delay involved in attempting to obtain such approvals cannot be known in advance.

During the exploration phase of the Green Fusion Properties, the Company will be subject to regulation by the Province of Saskatchewan. The Company has budgeted for regulatory compliance costs in the proposed work program recommended by the Geological Report. The Company will have to sustain the cost of reclamation and environmental mediation for all exploration (and development) work undertaken. The amount of these costs is not known at this time as the Company does not know the extent of the exploration program it will undertake, beyond completion of the recommended work program, or if it will enter into production on the Green Fusion Properties. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on the Company, its earnings or competitive position in the event a potentially-economic deposit is discovered.

If the Company enters the production phase, the cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the production program if the project continues to that stage. Examples of regulatory requirements include:

*	Water discharge will have to meet drinking water standards;

*	Dust generation will have to be minimal or otherwise re-
mediated;

*	Dumping of material on the surface will have to be re-
contoured and re-vegetated with natural vegetation;

*	An assessment of all material to be left on the surface will need to be environmentally benign;

*	Ground water will have to be monitored for any potential
contaminants;

*	The socio-economic impact of the project will have to be
evaluated and if deemed negative, will have to be re-mediated;
and

*	There will have to be an impact report of the work on the
local fauna and flora including a study of potentially endangered species.

Exploration Risk

Exploration for minerals is a very speculative venture, necessarily involving substantial risk. There is no certainty that the expenditures to be made by the Company in the acquisition of the interests described herein will result in discoveries of commercial quantities of ore. Hazards such as unusual or unexpected formations and other conditions are involved in mineral exploration and development. The Company may become subject to liability for pollution, cave-ins or hazards against which it cannot insure or against which it may elect not to insure. The payment of such liabilities may have a material adverse effect on the Company's financial position.

The Company cannot give any assurance as to what would be considered a "commercial quantity" of ore for the Green Fusion Properties. A "commercial quantity" of ore is a quantity of ore which is sufficient to economically justify commercial exploitation. In determining whether a body of ore economically justifies exploitation, the Company will assess those factors which impact on the economics of production of the Green Fusion Properties, including prevailing mineral prices, the concentration of minerals within the ore, cost of mining and production, costs of money, costs of environmental compliance and general economic conditions.

No Known Bodies of Ore

There are no known bodies of ore in the Company's properties.
The business plan of the Company is to raise funds to carry out further exploration with the objective of finding ore of commercial tonnage and grade. If the Company's exploration programs are successful, additional funds will be required for the development of economic reserves and to place them in commercial production. The main source of future funds presently available to the Company is through the sale of equity capital. The only reasonable alternative for the financing of further exploration would be through the offering of an interest in the Company's properties, a arrangement that is not presently contemplated.

Research and Development Expenditures

The Company has incurred mineral rights and development costs in the amount of $40,477 in connection with the exploration of the Green Fusion Properties since its incorporation on March 5, 1998.

Subsidiaries

The Company has no subsidiaries.

Patents and Trademarks

The Company does not own, either legally or beneficially, any patent or trademark.

ITEM 2.	Description of Property

The Company is the owner of a 100% interest of two mineral claims, No. S106084 and No. S106085, encompassing 12,330 acres in the vicinity of the Le Drew Lake Property in the Province of Saskatchewan, Canada, each as described in Item 1 - "Description of Business" of Part I of this Annual Report. Mineral Claim No. S106084 covers 4,349 acres and Mineral Claim No. 106085 covers 7,981 acres.

The Company has an option to acquire a 100% interest in the Option Property, as described in detail in Item 1 - "Description of Business" of this Annual Report.

The Company does not own or lease any property other than its interest in the Green Fusion Properties.

ITEM 3.	Legal Proceedings

The Company is not a party to any material legal proceedings and to the knowledge of the Company, no such proceedings are threatened or contemplated.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to our security holders for a vote during the fiscal year ending December 31, 1999.

                             PART II

ITEM 5.	Market for Registrant's Common Equity and Related
Stockholders Matters

Market Information

No Present Public Market

There is no present public market for the Company's Common Stock.
The Company anticipates applying for a listing on the OTC
Bulletin Board. There can be no assurance that a public market will materialize.

Holders of Common Stock

As of the date of March 27, 2000, there were thirty-seven (37) registered shareholders of the Company's common stock.

Dividends

The Company has not declared any dividends since its incorporation in March, 1998. There are no dividend restrictions that limit the Company's ability to pay dividends on its common stock in its Articles of Incorporation or Bylaws. The Company's governing statute, Chapter 78 - "Private Corporations" of the Nevada Revised Statutes (the "NRS"), does provide limitations on the Company's ability to declare dividends. Section 78.288 of Chapter 78 of the NRS prohibits the Company from declaring dividends where, after giving effect to the distribution of the dividend:

1. 	the Company would not be able to pay its debts as they
become due in the usual course of business; or

2. 	the Company's total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the Company were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders who may have preferential rights and whose preferential rights are superior to those receiving the distribution. (except as otherwise specifically allowed by the Company's articles of incorporation).

Recent Sales of Unregistered Securities

The Company completed an offering of 1,550,000 common shares at a price of $0.001 per share on March 31, 1998 pursuant to Section 4(2) of the Securities Act of 1933. All of these shares were sold to directors, officers and key advisors to the Company, and are "restricted shares" within the meaning of the Securities Act of 1933.

The Company issued 50,000 shares of its common stock on April 6, 1998 to Mr. Carl Service pursuant to Section 4(2) of the Securities Act of 1933. The shares were issued to Mr. Service in accordance with the Company's obligations under the Option Agreement. See Item 6 - "Description of Business" of Part I of this Registration Statement. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. All of these shares are "restricted shares" within the meaning of the Securities Act of 1933.

The Company completed an offering of 700,000 common shares at a price of $0.05 per share on June 30, 1998 to a total of five (5) investors, each of which investors was known to the officers and directors of the Company. The offering was completed pursuant to Rule 504 of Regulation D of the Act on the basis that (i) the offering was for an offering of stock less than $1,000,000, in the aggregate; (ii) the Company had a specific business plan at the time of the offering, being the exploration of the Green Fusion Properties; (iii) the Company was not subject to the reporting requirements of the Securities and Exchange Act of 1934 at the time of the offering. The offering was also completed pursuant to exemptions provided by Section 46(j) of the Securities Act of British Columbia. All purchasers had adequate access to sufficient information about the Company to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

The Company completed an offering of 265,000 common shares at a price of $0.20 per share on October 15, 1998 to a total of twenty eight (28) investors, each of which investors was known to the officers and directors of the Company. The offering was completed pursuant to Rule 504 of Regulation D of the Act on the basis that
(i) the offering was for an offering of stock less than $1,000,000, in the aggregate; (ii) the Company had a specific business plan at the time of the offering, being the exploration of the Green Fusion Properties; (iii) the Company was not subject to the reporting requirements of the Securities and Exchange Act of 1934 at the time of the offering. The offering was also completed pursuant to exemptions provided by Section 46(j) of the Securities Act of British Columbia. All purchasers had adequate access to sufficient information about the Company to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

ITEM 6.	Management's Discussion and Analysis or Plan of
Operation

Plan of Operation

The Company has decided to proceed with the exploration program on the Green Fusion Properties as recommended by the Geological Report, provided the Company can achieve additional financing. The Company anticipates that proceeding with exploration program will cost approximately $50,000. The Company will assess whether to proceed with further exploration programs upon completion of the exploration program and an evaluation of the results.

The Company had cash on hand in the amount of $28,865 as of December 31, 1999. The Company will require additional financing to enable the Company to complete the exploration program. The Company will also require additional financing in order to meet its obligations for the next twelve month period, including payment of the remaining $6,000 payment due on the Option Property by April 6, 2000, and payment of the legal and accounting expense of complying with its obligations as a reporting issuer under the Securities Exchange Act of 1934.

The Company will also require additional funding in the event that the Company determines to proceed with additional exploration programs beyond the exploration program recommended in the Geological Report. The Company anticipates that the cost of any additional exploration program would be in excess of the projected cash reserves of the Company upon completion of the exploration program recommended in the Geological Report.

The Company anticipates that additional funding will be in the form of equity financing from the sale of the Company's common stock. There is no assurance that the Company will be able to achieve additional sales of its common stock sufficient to fund the planned exploration program, the remaining payment on the Option Property and any additional exploration programs. The Company believes that debt financing will not be an alternative for funding additional exploration programs. The Company does not have any arrangements in place for equity financing.

The Company may consider bringing in a joint venture partner for the Green Fusion Properties if it is unable to achieve sufficient funding by itself to proceed with the planned exploration programs. The Company does not have any arrangements in place with any potential joint venture partner.

Results Of Operations

The Company incurred a loss of $5,894 for the year ending December 31, 1999, compared to a loss of $1,926 for the year
ending December 31, 1998.   The increased loss was reflective of
the increased operating expenses incurred by the Company during the year. Operating expenses increased to $5,894 for the year ending December 31, 1999, compared to operating expenses of $1,926 for the year ending December 31, 1998. Operating expenses during the year consisted entirely of professional fees, including professional fees incurred with the filing of the Company's Form 10-SB registration statement.

The Company did not achieve any revenues during 1999. The Company does not anticipate achieving revenues until such time as the Company enters into commercial production of the Company's mineral properties. The Company is presently in the exploration stage of its development and there is no assurance that the Company will discover commercially exploitable levels of mineral resources on its properties, or if such resources are discovered, that the Company will enter into commercial production of its mineral properties.

The Company completed the payment of $2,000 in 1999 as required to maintain its interest in the Option Property. The Company's next payment required to maintain its interest in the Option Property is a payment of $6,000 CDN due on April 6, 2000. The Company anticipates making this payment from existing cash reserves.

Liquidity And Capital Resources

The Company had cash of $28,865 as of December 31, 1999 and working capital of $28,505 as of December 31, 1999. The Company used its existing cash reserves to pay for the property maintenance costs and operating expenses incurred in 1999. The Company will require additional financing in order to proceed with exploration of its mineral properties. See "Plan of Operations" above.

Impact of the Year 2000 Issue

The "Year 2000 problem" arose because many existing computer programs use only the last two digits to refer to a year.
Therefore, these computer programs were not expected to properly recognize a year that begins with "20" instead of the familiar
"19".  Many experts believed that if
not corrected this problem would lead to widespread computer failures. Since the turn of the century, however, the Company has not experienced any adverse effects of this Year 2000 problem.

ITEM 7. 	Financial Statements

The information required by this item is set forth in Item 13 of this Report.

ITEM 8.	Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

We have had no changes in or disagreements with our accountants on accounting or financial disclosures.

PART III

ITEM 9.	Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange
Act.

The following information sets forth the names of the officers and directors of the Company, their present positions with the Company, and their biographical information.

Name                   Age          Office(s) Held
-------------------    ---          --------------
Logan Anderson          45          Director and President
Howard Thomson          52          Director, Secretary
                                      and Treasurer

Logan B. Anderson is a director of the Company and is the President of the Company. Mr. Anderson has been the President and a director of the Company since March 5, 1998. Mr. Anderson is a graduate of Otago University, New Zealand, with a Bachelor's Degree of Commerce in Accounting and Economics (1977). He is an Associated Chartered Accountant (New Zealand) and was employed by Coopers & Lybrand in New Zealand (1977-1980) and Canada (1980-
1982). From 1982 to 1992, Mr. Anderson was Comptroller of Corhart Management Group, Inc., a management service company which was responsible for the management of a number of private and public companies. Mr. Anderson has been Principal and President of Amteck Financial Services Company, a financial consulting service company since 1993. Mr. Anderson has been an officer and director of a number of private and public companies in the past 12 years, including PLC Systems, Inc. and 3D-Systems Inc. Mr. Anderson is also a director and the president of Worldbid Corporation, a public company that has developed and operates a business trade Internet website.

Howard Thomson is a director of the Company and is the Secretary and Treasurer of the Company. Mr. Thomson has been the Secretary and Treasurer and a director of the Company since May 31, 1998. Mr. Thomson was employed from 1981 to 1998 in senior management positions with the Bank of Montreal, including 5 years as Branch Manager, 4 years as Regional Marketing Manager and 5 years as Senior Private Banker. Mr. Thomson retired from the Bank of Montreal in 1998. Mr. Thomson resided in London, England prior to joining the Bank of

Montreal and was employed by the National
Westminster Bank in England for 13 years. Mr. Thomson is also a director of Skinvisible, Inc., a public company that has developed and is marketing an anti-bacterial skin care product and the whose common stock is traded on the OTC Bulletin Board.

Terms of Office

Directors of the Company are appointed for a one year term to hold office until the next annual general meeting of the holders of the Company's Common Stock or until removed from office in accordance with the Company's by-laws. Officers of the Company are appointed by the Company's board of directors and hold office until removed by the Company's board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

To the knowledge of the Company, no persons have failed to file, on a timely basis, the identified reports required by section
16(a) of the Exchange Act during the most recent fiscal year.

ITEM 10.	Executive Compensation

Executive Compensation

The following table sets forth certain information as to the Company's highest paid officers and directors for its fiscal year
ended December 31, 1999.    No other compensation was paid or
will be paid to any such officer or directors other than the cash compensation set forth below. See Item 1 of this Annual Report entitled "Description of Business - Employees".

                        Summary Compensation Table

                 Annual Compensation      	   Long Term Compensation
                 -------------------               ----------------------
                                                  Awards         Payouts
                                          Other   ------         -------   All
                                          Annual                           Other
                                          Com-                             Com-
                                          pen-   Restricted                pen-
                                          sa-    Stock  Options/*  LTIP    sa-
Name        Title	   Year Salary    Bonus tion   Awarded SARs(#) payouts($)tion
----        -----    ---- ------    ----- ------ ------- ------- --------- ----

Logan      President 1999 $    0    $   0 $   0	    0       0        0       0
Anderson   Director

Howard     Secretary 1999 $    0    $   0     0     0       0        0       0
Thomson    Treasurer
           Director


The Company presently does not pay any salary or fee to either
Mr. Anderson or Mr. Thomson.  See Item 1 of this Annual Report -
"Description of Business - Employees".

ITEM 11. 	Security Ownership of Certain Beneficial Owners
and Management

The following table sets forth, as of March 27, 2000, the beneficial ownership of the Company's common stock by each person known to beneficially own more than 5% of the outstanding common stock and by the Company's officers and directors individually and as a group. Except as otherwise indicated, all shares are owned directly.


               Name and address    Number of Shares  Percentage of
Title of class of beneficial owner of Common Stock   Common Stock(1)
-------------- ------------------- ----------------  ---------------
Common Stock   Logan Anderson         700,000        27.3%
               Director, President

Common Stock   Howard Thomson         100,000         3.9%
               Director, Secretary
               and Treasurer

Common Stock   Harold C. Moll         700,000        27.3%
               Lacovia Condominium
               Seven Mile Beach
               Grand Cayman, BWI

Common Stock   All Officers           800,000        31.2%
               and Directors as a
               Group (2 persons)
---------------------------------------------------------------------
(1)	Based on 2,565,000 shares of Common Stock of the Company
issued and outstanding on March 27, 2000


ITEM 12. 	Certain Relationships and Related Transactions.

None of the following persons has any direct or indirect material interest in any transaction to which we are a party since the incorporation of the Company in March, 1998, or in any proposed transaction to which the Company is proposed to be a party:

(A)	any director or officer;

(B)	any proposed nominee for election as a director;

(C)	any person who beneficially owns, directly or indirectly,
shares carrying more than 10% of the voting rights attached to our common stock; or

(D)	any relative or spouse of any of the foregoing persons,
or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary.

ITEM 13.	Exhibits, Financial Statement Schedules and Reports on
Form 8-K

Exhibits

Exhibit 3.1:        Articles of Incorporation *
Exhibit 3.2:        Amended By-laws*
Exhibit 10.1: Option Agreement dated April 6, 1998 between the Company, Michael Lederhouse and Carl Service *
Exhibit 27.1: Map Showing Location and Accessibility of the Green Fusion Properties *
----------------
* Incorporated by reference from our registration statement on Form 10-SB12G originally filed with the commission on January 28, 2000 (File No. 0-29213)

Financial Statements

The Company's audited Financial Statements, as described below, are attached hereto.

1.	Audited Consolidated Financial Statements for the periods
ending December 31, 1999 and 1998, including:

(a)	Independent Auditors' Report of Sarna & Company;

(b)	Balance Sheet;

(c)	Statement of Operations and Accumulated Deficit;

(d)	Statement of Changes in Stockholders' Equity;

(e)	Statement of Cash Flows;

(f)	Notes to Financial Statements;

(g)	Supplemental Statements.

2.	Consent by Auditor to use of Audited Financial Statements

REPORTS ON FORM 8-K

None.

                            SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN FUSION CORPORATION

      /s/ Logan Anderson
By:   ___________________________________
      Logan Anderson, Director, President and
      Chief Executive Officer
      Date: March 29, 2000


In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      /s/ Logan Anderson
By:   ___________________________________
      Logan Anderson, Director, President and
      Chief Executive Officer
      Date: March 29, 2000


      /s/ Howard Thomson
By:   ___________________________________
      Howard Thomson, Director, Secretary and Treasurer,
      Chief Financial Officer and Controller
      Date: March 29, 2000