Form 10QSB
period 2000-03-31
GREEN FUSION CORP
filed 2000-05-19
CIK 1072367

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549

                           FORM 10-QSB

[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

	For the quarterly period ended March 31, 2000

[   ]	Transition Report pursuant to 13 or 15(d) of the Securities
Exchange Act of 1934

	For the transition period                 to


      Commission File Number		0-29213
                              --------------

                     GREEN FUSION CORPORATION

(Exact name of small Business Issuer as specified in its charter)

Nevada                               52-2202416
-------------------------------      --------------------------------
(State or other jurisdiction of      (IRS Employer Identification No.)
incorporation or organization)


6320 South Sandhill Road, Suite 10
Las Vegas, Nevada                                 89120
----------------------------------                -----
(Address of principal executive offices)          (Zip Code)

Issuer's telephone number, including area code:   702-521-5600
                                                  ------------

                                None
        (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days [   ] Yes    [ X] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
2,565,000 Shares of $.001 par value Common Stock outstanding as of May 12, 2000.

PART 1 - FINANCIAL INFORMATION

Item 1.    Financial Statements


The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.

                    GREEN FUSION CORPORATION

                      FINANCIAL STATEMENTS

                    MARCH 31, 2000 and 1999

                 INDEX TO FINANCIAL STATEMENTS
                 -----------------------------

                                                      Page
                                                      ----
Accountants' Review Report  . . . . . . . . . . . . . . 1

Financial Statements:

  Balance Sheet . . . . . . . . . . . . . . . . . . . . 2

  Statements of Operations
    and Accumulated Deficit . . . . . . . . . . . . . . 3

  Statements of Changes in Stockholders' Equity. . . .  4

  Statements of Cash Flows . . . . . . . . . . . . . .  5

  Notes to Financial Statements . . . . . . . . . . . . 6-8

Supplemental Statement:

  Statements of Operating Expenses . . . . . . . . . .. 10

ACCOUNTANTS' REVIEW REPORT
--------------------------


To the Board of Directors
Green Fusion Corporation

We have reviewed the accompanying balance sheet of Green Fusion Corporation, ("GFC"), a development stage company, as of March 31, 2000 and 1999 and the related statements of operations and accumulated deficit, changes in stockholders' equity, and statement of cash flows for the periods then ended, in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Green Fusion Corporation.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an examination in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

Our review was made for the purpose of expressing limited assurance that there are no material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles. The supplemental statement of operating expenses is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the inquiry and analytical procedures applied in the review of the basic financial statements, and we are not aware of any material modifications that should be made thereto.

Sarna & Company
Westlake Village, California
May 17, 2000

                     GREEN FUSION CORPORATION
                   (A DEVELOPMENT STAGE COMPANY)
                           BALANCE SHEET

                               ASSETS

                                                        MARCH 31
                                                        --------
                                                   2000             1999
                                                   ----             ----
Current Assets
  Cash                                         $ 25,994         $ 37,795
  Prepaid Acquisition Costs                       1,800            1,800
                                               --------         --------
 	Total Current Assets                     $ 27,794         $ 39,595

Mineral Rights and Development Costs             40,477           38,477


Other Asset - Capitalized Start-Up Costs         15,248           15,248
                                               --------         --------

TOTAL ASSETS                                   $ 83,519         $ 93,320
                                               ========         ========


                LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities
  Accounts Payable and Accrued Expenses        $  4,073         $  4,428
                                               --------         --------
     Total Current Liabilities                 $  4,073         $  4,428
                                               --------         --------


Stockholders' Equity
  Common Stock, $0.001 par value
    100,000,000 shares authorized,
    2,565,000 shares issued                    $  2,565         $  2,565
  Additional Paid in Capital                     89,485           89,485
  Accumulated deficit                           <12,604>          <3,158>
                                               --------          -------
Total Stockholders' Equity                     $ 79,446           88,892
                                               --------          -------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                           $ 83,519           93,320
                                               ========          =======


                  See Notes to Financial Statements

                      GREEN FUSION CORPORATION
                    (A DEVELOPMENT STAGE COMPANY)
            STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT


                                                        MARCH 31
                                                        --------
                                                   2000             1999
                                                   ----             ----

Revenues                                    $         0      $         0

Operating Expenses                               <4,784>          <1,232>
                                            -----------      -----------

Loss Before Provision for                   $    <4,784>     $    <1,232>
  Income Taxes

Provision for Income Taxes                           <0>              <0>
                                            -----------      -----------

Net Loss                                    $    <4,784>     $    <1,232>

Deficit, Inception
  of Period                                      <7,820>          <1,926>
                                            -----------      -----------
Accumulated Deficit, End of Period          $   <12,604>     $    <3,158>
                                            ===========      ===========

Net Loss per Share                          $     <0.00>     $     <0.00>
                                            ===========      ===========
Weighted Average Shares Outstanding           2,565,000        2,025,000
                                            ===========      ===========


               See Notes to Financial Statements

                    GREEN FUSION CORPORATION
                  (A DEVELOPMENT STAGE COMPANY)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE PERIOD ENDED MARCH 31, 2000

                         Common Stock   Additional Accumulated      Total
                                 Dollar    Paid in     Deficit Stockholders'
                       Shares    Amount    Capital                 Equity
                       ------    ------    -------    -------     -------
Balances            2,565,000   $ 2,565   $ 89,485   $ <7,820>   $ 84,230
  December 31, 1998

Net Loss
Period Ended
  March 31, 2000         ----      ----       ----     <4,784>     <4,784>
                    -----------------------------------------------------
Balances
  March 31, 2000    2,565,000  $  2,565   $ 89,485   $<12,604>   $ 79,446
                    =====================================================



               See Notes to Financial Statements

                   GREEN FUSION CORPORATION
                 (A DEVELOPMENT STAGE COMPANY)
                    STATEMENT OF CASH FLOWS


                                                        MARCH 31
                                                        --------
      2000             1999
                                                   ----             ----

Cash Flows from Operating Activities:

 Net Loss                                    $   <4,784>     $    <1,232>
 Adjustments to Reconcile Net Income to
    Increase <Decrease> in:
      Accounts Payable and
        Accrued Expenses                          1,913           <1,606>
                                             ----------      -----------

          Net Cash Used by Operating
            Activities                       $   <2,871>     $    <2,838>
                                             ----------      -----------


Net Decrease in Cash                             <2,871>          <2,838>

Cash at Beginning of Period                      28,865           40,633
                                             ----------      -----------

Cash at End of Period                        $   25,994      $    37,795
                                             ==========      ===========


                 See Notes to Financial Statements

                      GREEN FUSION CORPORATION
                    (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

Green Fusion Corporation ("GFC") was incorporated on March 5,
1998 in the state of Nevada. The Company acquires and develops certain mineral rights in Canada.

Basis of Presentation
---------------------

The Company reports revenue and expenses using the accrual method of accounting for financial and tax reporting purposes.

Use of Estimates
----------------

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

Development Stage Company
-------------------------

GFC meets the guidelines of SFAS No. 7 and as such is classified as a development stage company.

Pro Forma Compensation Expense
------------------------------

GFC accounts for costs of stock-based compensation in accordance with APB No. 25, "Accounting for Stock Based Compensation" instead of the fair value based method in SFAS No. 123. No stock options have been issued by GFC. Accordingly, no pro forma compensation expense is reported in these financial statements.

                    GREEN FUSION CORPORATION
                  (A DEVELOPMENT STAGE COMPANY)
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
---------------------------------------------------------------

Mineral Rights
--------------
Mineral rights and related development costs are stated at historical cost.

Depreciation, Amortization and Capitalization
---------------------------------------------
The Company records depreciation and amortization when appropriate using both straight-line and declining balance methods over the estimated useful life of the assets (five to seven years).
Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation, is removed from the appropriate accounts and the resultant gain or loss is included in net income.

Income Taxes
------------
The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under Statement 109, a liability method is used whereby deferred tax assets and liabilities are determined based on temporary differences between basis used for financial reporting and income tax reporting purposes. Income taxes are provided based on tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not, that the Company will not realize the tax assets through future operations.

Fair Value of Financial Instruments
-----------------------------------
Financial accounting Standards Statement No. 107, "Disclosures About Fair Value of Financial Instruments", requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments. The Company's financial instruments consist primarily of cash and certain investments.

                    GREEN FUSION CORPORATION
                  (A DEVELOPMENT STAGE COMPANY)
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
---------------------------------------------------------------

Per Share Information
---------------------
The Company computes per share information by dividing the net loss for the period presented by the weighted average number of shares outstanding during such period.

NOTE 2 - PROVISION FOR INCOME TAXES
-----------------------------------

The provision for income taxes for the period ended March 31, 2000 and 1999 represents the minimum state income tax expense of the Company, which is not considered significant.

NOTE 3 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Operating Leases
----------------
The Company currently rents administrative office space under a monthly renewable contract.

Litigation
----------
The Company is not presently involved in any litigation.

NOTE 4 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
--------------------------------------------------

Recently issued accounting pronouncements will have no significant impact on the Company and its reporting methods.

                      SUPPLEMENTAL STATEMENT

                     GREEN FUSION CORPORATION
                   (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF OPERATING EXPENSES



                                             MARCH 31
                                             --------

Operating Expenses                      2000           1999

Professional Fees                   $  4,784       $  1,232
                                    --------       --------



    Total Operating Expenses        $  4,784       $  1,232
                                    ========       ========




               See Notes to Financial Statements

Item 2. Management's Discussion and Analysis or Plan of
Operations

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

Green Fusion Properties

The Company is the owner of three mineral claims in the Smith Bay region of the Province of Saskatchewan. The mineral claims are contiguous and are referred to as the "Green Fusion Properties".

1.  Properties Acquired by Staking

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

2.  Property Acquired by Option

The Company has acquired a 100% interest in mineral claim No. S105984 (the "Option Property") covering 1,235 acres situated in the Province of Saskatchewan, Canada. The Company acquired the Option Property pursuant to an option agreement made as of April 6, 1998 (the "Option Agreement") between the Company and Michael Lederhouse, of P.O. Box 202, La Ronge, Saskatchewan, and Carl Service of 34 Moxon Crescent, Saskatoon, Saskatchewan (the "Optionors").

The Company exercised the Option by:

1.	paying the Optionors the sum of $6,000 CDN on execution of
the Option Agreement

2.	paying the Optionors the sum of $6,000 CDN effective April
6, 1999;

3.	paying the Optionors the sum of $6,000 CDN effective April
6, 2000.

4.	allotting and issuing to the Optionors a total of 50,000
fully paid and non-assessable common shares in the capital of the Company upon execution of the Option Agreement.

The Company has also agreed to pay to the Optionors a royalty equal to 1% of net smelter returns earned from the Option Property. The net smelter royalty is defined as the gross proceeds received by the Company from the sale of any ore from the mining of the Option Property, less costs of transportation, refining and applicable taxes.

Company's Plan of Operation

Plan of Operation

The Company has decided to proceed with the exploration program on the Green Fusion Properties as recommended by the Geological Report, provided the Company can achieve additional financing. The Company anticipates that proceeding with the exploration program will cost approximately $50,000. The Company will assess whether to proceed with further exploration programs upon completion of the exploration program and an evaluation of the results.

The Company had cash on hand in the amount of $25,994 as of March 31, 2000. The Company will require additional financing to enable the Company to complete the exploration program. The Company will also require additional financing in order to meet its obligations for the next twelve-month period, including payment of the legal and accounting expense of complying with its obligations as a reporting issuer under the Securities Exchange Act of 1934.

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

The Company may consider bringing in a joint venture partner for the Green Fusion Properties if it is unable to achieve sufficient funding to proceed with the planned exploration programs. The Company does not have any arrangements in place with any potential joint venture partner. Alternatively, the Company may evaluate proceeding with a more limited exploration program with a reduced cost if the Company is not able to achieve sufficient funding for the planned exploration program.

Results Of Operations

The Company incurred a loss of $4,784 for the three months ending March 31, 2000, compared to a loss of $1,232 for the three months
ending March 31, 1999.   The increased loss was reflective of the
increased operating expenses incurred by the Company during the three-month period. Operating expenses increased to $4,784 for the three months ending March 31, 2000, compared to operating expenses of $1,232 for the three months ending March 31, 1999. Operating expenses during the three months ended March 31, 2000 and March 31, 1999 consisted entirely of professional fees. The increase in professional fees incurred is attributable to the cost of the filing of the Company's Form 10-SB registration statement with the Securities and Exchange Commission.

The Company did not achieve any revenues during the three months ending March 31, 2000. The Company does not anticipate achieving revenues until such time as the Company enters into commercial production of the Company's mineral properties. The Company is presently in the exploration stage of its development and there is no assurance that the Company will discover commercially exploitable levels of mineral resources on its properties, or if such resources are discovered, that the Company will enter into commercial production of its mineral properties.

The Company completed the payment of $6,000 CDN subsequent to March 31, 2000 as required to complete the exercise of the Option and acquire a 100% interest in the Option Property.

Liquidity And Capital Resources

The Company had cash of $25,994 as of March 31, 2000 and working capital of $23,721 as of March 31, 2000. The Company used its existing cash reserves to pay for its operating expenses incurred in the first three months of the 2000 fiscal year. The Company will require additional financing in order to proceed with exploration of its mineral properties. See "Plan of Operations" above.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

From time to time, the Company will make written and oral forward-looking statements about matters that involve risk and uncertainties that could cause actual results to differ materially from projected results. Important factors that could cause actual results to differ materially include, among others:

*     Fluctuations in the market prices of uranium
* General domestic and international economic and political conditions
* Unexpected geological conditions or unfavourable results of exploration
* Difficulties associated with managing complex operations in remote areas
*     Unanticipated milling and other processing problems
*     The speculative nature of mineral exploration

*     Environmental risks
* Changes in laws and government regulations, including those relating to taxes and the environment
* The availability and timing of receipt of necessary governmental permits and approval relating to operations, expansion of operations, and financing of operations
* Fluctuations in interest rates and other adverse financial market conditions
* Other unanticipated difficulties in obtaining necessary financing
* The failure of equipment or processes to operate in accordance with specifications or expectations
*     Labour relations
*     Accidents
*     Unusual weather or operating conditions
*     Force majeure events
* Other risk factors described from time to time in the Company's filings with the Securities and Exchange Commission.

Many of these factors are beyond the Company's ability to control and predict. Investors are cautioned not to place undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update its forward-looking statements, whether as a result of receiving new information, the occurrence of future events, or otherwise.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

	None

Item 2. Changes in Securities

	None

Item 3. Defaults upon Senior Securities

	None

Item 4. Submission of Matters to a Vote of Security Holders

	None

Item 5. Other Information
	None

Item 6. Exhibits and Reports on Form 8-K.

(a) 	None
(b) 	Reports on Form 8-K--None

                            SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

GREEN FUSION CORPORATION

Date:       May 18, 2000

            /s/ Howard Thomson
By:         ------------------------
            HOWARD THOMSON, Director
            Secretary, Treasurer and Chief Financial Officer