Form 10QSB
period 2000-06-30
GREEN FUSION CORP
filed 2000-08-14
CIK 1072367

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC 20549

                          FORM 10-QSB

[X]   Quarterly Report pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

      For the quarterly period ended June 30, 2000

[ ]   Transition Report pursuant to 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the transition period                 to


      Commission File Number   0-29213
                            --------------

                     GREEN FUSION CORPORATION
                     ------------------------
 (Exact name of small Business Issuer as specified in its charter)

Nevada                                          52-2202416
------                                          ----------------------------
(State or other jurisdiction of                 (IRS Employer Identification
No.)
incorporation or organization)


6320 South Sandhill Road, Suite 10
Las Vegas, Nevada                               89120
----------------------------------              ----------
(Address of principal executive offices)        (Zip Code)

Issuer's telephone number, including area code: 702-521-5600
                                                ------------

                                  None
        -------------------------------------------------------
        (Former name, former address and former fiscal year, if
                        changed since last report)


State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
2,565,000 Shares of $.001 par value Common Stock outstanding as of August 8, 2000.

Transitional Small Business Disclosure Format (check one):
Yes [ ]   No [X]

               PART 1 - FINANCIAL INFORMATION

Item 1.     Financial Statements


The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.

                   GREEN FUSION CORPORATION

                     FINANCIAL STATEMENTS

                        JUNE 30, 2000

               INDEX TO FINANCIAL STATEMENTS
               -----------------------------

                                                       Page
                                                       ----
Accountants' Review Report  . . . . . . . . . . . . . . 1

Financial Statement:

  Balance Sheet . . . . . . . . . . . . . . . . . . . . 2

  Statement of Operations
    and Accumulated Deficit . . . . . . . . . . . . . . 3

  Statement of Changes in Stockholders' Equity . . . .  4

  Statement of Cash Flows  . . . . . . . . . . . . . .  5

  Notes to Financial Statements . . . . . . . . . . . . 6-8

Supplemental Statement:

  Statement of Operating Expenses  . . . . . . . . . .. 10

ACCOUNTANTS' REVIEW REPORT
--------------------------

To the Board of Directors
Green Fusion Corporation

We have reviewed the accompanying balance sheet of Green Fusion Corporation, ("GFC"), a development stage company, as of June 30, 2000 and 1999 and the related statements of operations and accumulated deficit, changes in stockholders' equity, and statement of cash flows for the periods then ended, in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Green Fusion Corporation.

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

Sarna & Company
Westlake Village, California
August 7, 2000

                    GREEN FUSION CORPORATION
                  (A DEVELOPMENT STAGE COMPANY)
                          BALANCE SHEET

                             ASSETS

                                                       JUNE 30
                                                       -------
                                                 2000            1999
                                                 ----            ----
Current Assets
  Cash                                      $  11,291       $  34,632
  Prepaid Acquisition Costs                     1,800           1,800
                                            ---------       ---------
       Total Current Assets                 $  13,091       $  36,432

Mineral Rights and Development Costs           44,676          38,477

Other Asset - Capitalized Start-Up Costs       15,248          15,248
                                            ---------       ---------
TOTAL ASSETS                                $  73,015       $  90,157
                                            =========       =========



                LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities
  Accounts Payable and Accrued Expenses     $   5,729       $   2,312
                                            ---------       ---------

       Total Current Liabilities            $   5,729       $   2,312
                                            ---------       ---------

Stockholders' Equity
  Common Stock, $0.001 par value
    100,000,000 shares authorized,
    2,565,000 shares issued                 $   2,565       $   2,565
  Additional Paid in Capital                   89,485          89,485
  Accumulated deficit                         <24,764>         <4,205>
                                            ---------       ---------
       Total Stockholders' Equity           $  67,286          87,845
                                            ---------       ---------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                        $  73,015       $  90,157
                                            =========       =========


                   See Notes to Financial Statements

                       GREEN FUSION CORPORATION
                     (A DEVELOPMENT STAGE COMPANY)
            STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT


                                                          JUNE 30
                                                          -------
                                                    2000            1999
                                                    ----            ----

Revenues                                      $        0     $         0

Operating Expenses                               <16,944>         <2,279>
                                              ----------     -----------
Loss Before Provision for                     $  <16,944>    $    <2,279>
  Income Taxes

Provision for Income Taxes                            <0>             <0>
                                              ----------     -----------
Net Loss                                      $  <16,944>    $    <2,279>

Deficit, Inception
  of Period                                       <7,820>         <1,926>
                                              ----------     -----------
Accumulated Deficit, End of Period            $  <24,764>    $    <4,205>
                                              ==========     ===========
Net Loss per Share                            $    <0.00>    $     <0.00>
                                              ==========     ===========
Weighted Average Shares Outstanding            2,565,000       2,025,000
                                              ==========     ===========


                     See Notes to Financial Statements

                         GREEN FUSION CORPORATION
                       (A DEVELOPMENT STAGE COMPANY)
               STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE PERIOD ENDED JUNE 30, 2000

                         Common   Stock Additional  Accumulated         Total
                                 Dollar    Paid in      Deficit  Stockholders'
                         Shares  Amount    Capital                     Equity
                         ------  ------    -------      -------        ------
Balances              2,565,000 $ 2,565   $ 89,485    $  <7,820>     $ 84,230
  December 31, 1999

Net Loss
Period Ended
  June 30, 2000            ----    ----       ----      <16,944>      <16,944>
                     --------------------------------------------------------
Balances
  June 30, 2000       2,565,000 $ 2,565   $ 89,485    $ <24,764>     $ 67,286
                     ========================================================



                     See Notes to Financial Statements

                         GREEN FUSION CORPORATION
                       (A DEVELOPMENT STAGE COMPANY)
                          STATEMENT OF CASH FLOWS


                                                          JUNE 30
                                                          -------
                                                    2000            1999
                                                    ----            ----
Cash Flows from Operating Activities:

 Net Loss                                      $ <16,944>      $  <2,279>
 Adjustments to Reconcile Net Income to
     Increase <Decrease> in:
       Accounts Payable and
         Accrued Expenses                          3,569          <3,722>
                                               ---------       ---------
       Net Cash Used by Operating Activities     <13,375>         <6,001>

Cash Flows from Investing Activities:

  Development Costs                               <4,199>              0
                                               ---------       ---------
       Net Cash Used by Investing Activities      <4,199>              0
                                               ---------       ---------
Net Decrease in Cash                             <17,574>         <6,001>

Cash at Beginning of Period                       28,865          40,633
                                               ---------       ---------
Cash at End of Period                          $  11,291       $  34,632
                                               =========       =========


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

NOTE 2 - PROVISION FOR INCOME TAXES
-----------------------------------
The provision for income taxes for the period ended June 30, 2000 and 1999 represents the minimum state income tax expense of the Company, which is not considered significant.

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

                     SUPPLEMENTAL STATEMENT

                    GREEN FUSION CORPORATION
                  (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF OPERATING EXPENSES


                                            JUNE 30

Operating Expenses                     2000         1999
                                       ----         ----

Professional Fees                  $ 16,944     $  2,240
Supplies                                  0           39
                                   --------     --------

     Total Operating Expenses      $ 16,944     $  2,279
                                   ========     ========


              See Notes to Financial Statements

Item 2. Management's Discussion and Analysis or Plan of
Operations

Business

The Company is an exploration stage company engaged in the acquisition and exploration of mineral properties. The Company has an interest in the properties described below that are located in Canada. The Company has completed an initial exploration program on its properties and intends to carry out additional exploration work in order to ascertain whether these properties possess commercially viable quantities of uranium ore.
 There can be no assurance that a commercially exploitable mineral deposit, or reserve, exists on the Company's properties until appropriate exploratory work is done and an economic evaluation based on such work concludes economic feasibility.

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

The Option was exercised by the Company:

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

Plan of Operation

The Company has decided to proceed with the exploration program on the Green Fusion Properties as recommended by the Geological Report, provided the Company can achieve additional financing. The Company anticipates that proceeding with exploration program will cost approximately $50,000. The Company will assess whether to proceed with further exploration programs upon completion of its first exploration program and an evaluation of the results.

The Company had cash on hand in the amount of $11,291 as of June 30, 2000. The Company will require additional financing to enable the Company to complete the exploration program. The Company will also require additional financing in order to meet its obligations for the next twelve month period, including payment of the legal and accounting expense of complying with its obligations as a reporting issuer under the Securities Exchange Act of 1934.

The Company will also require additional funding in the event that the Company decides to proceed with additional exploration programs beyond the exploration program recommended in the Geological Report. The Company anticipates that the cost of any additional exploration program would be in excess of the projected cash reserves of the Company upon completion of the exploration program recommended in the Geological Report.

The Company anticipates that additional funding will be in the form of equity financing from the sale of the Company's common stock. There is no assurance that the Company will be able to achieve additional sales of its common stock sufficient to fund its working capital requirements, its planned exploration program or any additional exploration programs. The Company believes that debt financing will not be an alternative for funding additional exploration programs. The Company does not have any arrangements in place for equity financing.

The Company may consider bringing in a joint venture partner for the Green Fusion Properties if it is unable to achieve sufficient funding by itself to proceed with the planned exploration programs. The Company does not have any arrangements in place with any potential joint venture partner.

Results Of Operations

The Company incurred a loss of $16,944 for the six months ending June 30, 2000, compared to a loss of $2,279 for the six months
ending June 30, 1999.   The increased loss was reflective of the
increased operating expenses incurred by the Company during the six month period. Operating expenses increased to $16,944 for the six months ending June 30, 2000, compared to operating expenses of $2,279 for the six months ending June 30, 1999. Operating expenses during the six months consisted entirely of professional fees, including professional fees incurred in the filing of the Company's Form 10-SB registration statement. The increase in operating expenses incurred during the first six months of 2000 compared with the operating expenses incurred during the first six months of 1999 reflect the increased professional expenses associated with the Company becoming a reporting company under the United States Securities Exchange Act of 1934. The Company will continue to incur higher professional expenses in order to comply with its ongoing obligations under the Securities Exchange Act of 1934.

The Company did not earn any revenues during the six months ending June 30, 2000. The Company does not anticipate earning any revenues until such time as the Company enters into commercial production of its mineral properties. The Company is presently in the exploration stage of its development and there is no assurance that the Company will discover commercially exploitable levels of mineral resources on its properties, or if such resources are discovered, that the Company will enter into commercial production of its mineral properties.

The Company paid $4,199 ($6,000 CDN) during the quarter ended
June 30, 2000 as required to complete the exercise of the Option and the acquisition by the Company of a 100% interest in the Option Property.

Liquidity And Capital Resources

The Company had cash of $11,291 as of June 30, 2000 and working capital of $7,362 as of June 30, 2000. The Company used its existing cash reserves to pay for the property maintenance costs and operating expenses incurred during the first six months of 2000. The Company will require additional financing in order to proceed with exploration of its mineral properties. See "Plan of Operations" above.

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

GREEN FUSION CORPORATION

Date:  August 10, 2000

    /s/ Logan B. Anderson
By: _________________________________
    LOGAN B. ANDERSON
    President and Director