Form 10QSB
period 2000-09-30
GREEN FUSION CORP
filed 2000-11-14
CIK 1072367

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC 20549

                          FORM 10-QSB

[X]   Quarterly Report pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

      For the quarterly period ended September 30, 2000

[ ]   Transition Report pursuant to 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the transition period                 to
                                ----------------

      Commission File Number     0-29213
                             ----------------


                          GREEN FUSION CORPORATION
     -----------------------------------------------------------------
     (Exact name of small Business Issuer as specified in its charter)

Nevada                                    52-2202416
-------------------------------           ---------------------------------
(State or other jurisdiction of           (IRS Employer Identification No.)
incorporation or organization)

6320 South Sandhill Road, Suite 10
Las Vegas, Nevada                         89120
----------------------------------        -----
(Address of principal executive offices)  (Zip Code)

Issuer's telephone number, including area code:  702-521-5600
                                                -------------


                               None
      -------------------------------------------------------
      (Former name, former address and former fiscal year, if
                    changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days [ ] Yes    [X] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
2,565,000 Shares of $.001 par value Common Stock outstanding as of November 6, 2000.

                 PART 1 - FINANCIAL INFORMATION

Item 1.      Financial Statements


The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.

                   GREEN FUSION CORPORATION

                     FINANCIAL STATEMENTS

                      SEPTEMBER 30, 2000

                 INDEX TO FINANCIAL STATEMENTS

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

                    ACCOUNTANTS' REVIEW REPORT


To the Board of Directors
Green Fusion Corporation

We have reviewed the accompanying balance sheet of Green Fusion Corporation, ("GFC"), a development stage company, as of September 30, 2000 and 1999 and the related statements of operations and accumulated deficit, changes in stockholders' equity, and statement of cash flows for the periods then ended, in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Green Fusion Corporation.

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

Sarna & Company
Westlake Village, California
November 1, 2000

                    GREEN FUSION CORPORATION
                  (A DEVELOPMENT STAGE COMPANY)
                          BALANCE SHEET

                             ASSETS

                                                        SEPTEMBER 30
                                                        ------------

                                                    2000            1999
                                                    ----            ----
Current Assets
  Cash                                        $    5,552      $   32,793
  Prepaid Acquisition Costs                        1,800           1,800
                                              ----------      ----------
     Total Current Assets                          7,352          34,593

Mineral Rights and Development Costs              44,676          38,477

Other Asset - Capitalized Start-Up Costs          15,248          15,248
                                              ----------      ----------
TOTAL ASSETS                                  $   67,276      $   88,318
                                              ==========      ==========


             LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities
  Accounts Payable and Accrued Expenses       $   14,359      $    2,160
                                              ----------      ----------

      Total Current Liabilities                   14,359           2,160

Stockholders' Equity
  Common Stock, $0.001 par value
    100,000,000 shares authorized,
    2,565,000 shares issued                   $    2,565      $    2,565
  Additional Paid in Capital                      89,485          89,485
  Accumulated deficit                            <39,133>         <5,892>
                                              ----------      ----------
Total Stockholders' Equity                    $   52,917          86,158
                                              ----------      ----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                          $   67,276      $   88,318
                                              ==========      ==========


                    See Notes to Financial Statements

                         GREEN FUSION CORPORATION
                       (A DEVELOPMENT STAGE COMPANY)
              STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                         FOR THE NINE MONTHS ENDED


                                                        SEPTEMBER 30
                                                        ------------

                                                    2000            1999
                                                    ----            ----

Revenues                                      $        0      $        0

Operating Expenses                               <31,313>         <3,966>
                                              ----------      ----------
Loss Before Provision for                     $  <31,313>     $   <3,966>
  Income Taxes

Provision for Income Taxes                            <0>             <0>
                                              ----------      ----------
Net Loss                                      $  <31,313>     $   <3,966>

Deficit, Inception
  of Period                                       <7,820>         <1,926>
                                              ----------      ----------
Accumulated Deficit, End of Period	          $  <39,133>     $   <5,892>
                                              ==========      ==========
Net Loss per Share                            $    <0.01>     $    <0.00>
                                              ==========      ==========
Weighted Average Shares Outstanding            2,565,000       2,565,000
                                              ==========      ==========


                      See Notes to Financial Statements

                          GREEN FUSION CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                         Common   Stock Additional  Accumulated         Total
                                 Dollar    Paid in      Deficit  Stockholders'
                         Shares  Amount    Capital                     Equity
                         ------  ------    -------      -------        ------

Balances              2,565,000 $ 2,565   $ 89,485     $ <7,820>     $ 84,230
  December 31, 1999

Net Loss
  Period Ended
  September 30, 2000       ----    ----       ----      <31,313>      <31,313>
                     --------------------------------------------------------

Balances
  September 30, 2000  2,565,000 $ 2,565   $ 89,485     $<39,133>     $ 52,917
                     ========================================================


                 See Notes to Financial Statements

                     GREEN FUSION CORPORATION
                   (A DEVELOPMENT STAGE COMPANY)
                      STATEMENT OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED


                                                        SEPTEMBER 30
                                                        ------------



Cash Flows from Operating Activities:               2000            1999
                                                    ----            ----

 Net Loss                                       $<31,313>       $ <3,966>
 Adjustments to Reconcile Net Income to
   Increase <Decrease> in:
     Accounts Payable and
       Accrued Expenses                           12,199          <3,874>
                                               ---------        --------
        Net Cash Used by Operating Activities    <19,114>         <7,840>


   Cash Flows from Investing Activities:

   Development Costs                              <4,199>              0
                                                --------       ---------
        Net Cash Used by Investing Activities     <4,199>              0
                                                --------       ---------
Net Decrease in Cash                             <23,313>         <7,840>

Cash at Beginning of Period                       28,865          40,633
                                                --------        --------
Cash at End of Period                           $  5,552        $ 32,793
                                                ========        ========

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

NOTE 2 - PROVISION FOR INCOME TAXES
-----------------------------------

The provision for income taxes for the period ended September 30, 2000 and 1999 represents the minimum state income tax expense of the Company, which is not considered significant.

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

                      SUPPLEMENTAL STATEMENT

                     GREEN FUSION CORPORATION
                   (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF OPERATING EXPENSES
                     FOR THE NINE MONTHS ENDED




                                                         SEPTEMBER 30
                                                         ------------

Operating Expenses                                     2000         1999
                                                       ----         ----
Bank Charges                                       $     10     $      0
Professional Fees                                    31,303        3,920
Supplies                                                  0           46
                                                   --------     --------

     Total Operating Expenses                      $ 31,313     $  3,966
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

Plan of Operations

The Company has decided to proceed with an exploration program on the Green Fusion Properties as recommended by a geological report obtained by the Company on the Green Fusion Properties, provided the Company can achieve additional financing. The Company anticipates that proceeding with exploration program will cost approximately $50,000. The Company will assess whether to proceed with further exploration programs upon completion of the exploration program and an evaluation of the results.

The Company had cash on hand in the amount of $5,552 as of September 30, 2000. The Company will require additional financing to enable the Company to complete the exploration program. The Company will also require additional financing in order to meet its obligations for the next twelve-month period, including payment of the legal and accounting expense of complying with its obligations as a reporting issuer under the Securities Exchange Act of 1934.

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

The Company anticipates that additional funding will be in the form of equity financing from the sale of the Company's common stock. There is no assurance that the Company will be able to achieve additional sales of its common stock sufficient to fund the its working capital requirements, its planned exploration program or any additional exploration programs. The Company believes that debt financing will not be an alternative for funding additional exploration programs. The Company does not have any arrangements in place for equity financing.

The Company may consider bringing in a joint venture partner for the Green Fusion Properties if it is unable to achieve sufficient funding by itself to proceed with the planned exploration programs. The Company does not have any arrangements in place with any potential joint venture partner.

Results Of Operations

The Company incurred a loss of $31,313 for the nine months ending September 30, 2000, compared to a loss of $3,966 for the nine
months ending September 30, 1999.   The increased loss was
reflective of the increased operating expenses incurred by the Company during the nine-month period. Operating expenses increased to $31,313 for the nine months ending September 30, 2000, compared to operating expenses of $3,966 for the nine months ending September 30, 1999. Operating expenses during the nine months consisted entirely of professional fees, including professional fees incurred with the filing of the Company's Form 10-SB registration statement. The increase in operating expenses incurred during the first nine months of 2000 compared with the operating expenses incurred during the first nine months of 1999 reflect the increased professional expenses associated with the Company becoming a reporting company under the United States Securities Exchange Act of 1934. The Company will continue to incur higher professional expenses in order to comply with its ongoing obligations under the Securities Exchange Act of 1934.

The Company did not achieve any revenues during the nine months ending September 30, 2000. The Company does not anticipate achieving revenues until such time as the Company enters into commercial production of the Company's mineral properties. The Company is presently in the exploration stage of its development and there is no assurance that the Company will discover commercially exploitable levels of mineral resources on its properties, or if such resources are discovered, that the Company will enter into commercial production of its mineral properties.

Liquidity And Capital Resources

The Company had cash of $5,552 as of September 30, 2000 and a working capital deficit of $7,007 as of September 30, 2000. The Company used its existing cash reserves to pay for the property maintenance costs and operating expenses incurred during the first nine months of 2000. The Company will require additional financing in order to proceed with exploration of its mineral properties. See "Plan of Operations" above.

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

(a)   Exhibits

     Exhibit 27.1 - Financial Data Schedule

(b)   Reports on Form 8-K

     None

                            SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

GREEN FUSION CORPORATION

Date:   November 13, 2000


By:     /s/ Logan B. Anderson
        ---------------------
        LOGAN B. ANDERSON
        President and Director