Form 10KSB
period 2000-12-31
GREEN FUSION CORP
filed 2001-04-02
CIK 1072367

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                         FORM 10-KSB

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 2000

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the transition period from _________ to ____________

       Commission File No.  0-29213

                     Green Fusion Corporation
     ------------------------------------------------------
     (Exact name of Registrant as specified in its charter)

            NEVADA                         52-2202416
-------------------------------            ----------
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification Number)

810 Peace Portal Drive, Suite 201
Blaine, Washington                         98230
----------------------------------------   ----------
(Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code: (702) 521-5600

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12 (g) of the Act:
100,000,000 shares of common stock

Check whether the issuer (l) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for 2000 were $NIL.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of March 26, 2001 is $213,000.

The number of shares of the issuer's Common Stock outstanding as of March 26, 2001 is 2,565,000.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

                       TABLE OF CONTENTS

                                                                  PAGE
                                                                  ----
PART I

Item 1.     Description of Business                                  3
Item 2.     Description of Property                                  6
Item 3.     Legal Proceedings                                        6
Item 4.     Submission of Matters to a Vote of Security Holders      6

PART II

Item 5.     Market for Common Equity and Related Stockholder
            Matters                                                  7
Item 6.     Management's Discussion and Analysis Or Plan of
            Operation                                                8
Item 7.     Financial Statements                                    12
Item 8.     Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure                  13

PART III

Item 9.     Directors and Executive Officers, Promoters
            and Control Persons; Compliance with Section 16(a)
            of the Exchange Act                                     13
Item 10.    Executive Compensation                                  14
Item 11.    Security Ownership of Certain Beneficial Owners
            And Management                                          16
Item 12.    Certain Relationships and Related Transactions          17
Item 13.    Exhibits and Reports on Form 8-K                        18

SIGNATURES                                                          19

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                         F-1

                              PART I

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk-related factors set forth herein.

ITEM 1.    Description of Business

Organization

Green Fusion Corporation was incorporated as a Nevada Corporation on March 5, 1998. The Company was formed for the purpose of engaging in the business of mineral exploration.

The Company currently has no business assets or properties.

Previous Exploration Business

The Company was previously an exploration stage company engaged in the acquisition and exploration of mineral properties. The Company acquired an interest in three mineral claims that are located in the Smith Bay region of the Province of Saskatchewan, Canada.

The Company completed an initial exploration program on its properties. The Company obtained a geological report based on this initial exploration program. This geological report recommended that the Company undertake an additional exploration work program in order to ascertain whether its properties possessed commercially viable quantities of uranium ore. The Company determined to carry out the geological exploration work program recommended by the geological report but was unable to raise the amount of $50,000 required to carry out this work program. In addition, the Company was unable to raise the financing required to pay for the ongoing maintenance of its mineral claims. As a result of this failure to achieve financing, management of the Company determined to let its interest in the mineral claims lapse. Management believes that the Company was not successful in raising funds to carry out its planned exploration program due to the current depressed market for mineral resources and the difficulty of financing mineral exploration companies in the current market. The Company did not consider bringing in a joint venture partner for its mineral claims as management perceived that a joint venture partner would not enable the Company to raise financing to carry out the planned exploration program in the current financing environment.

Current Business Plan

The Company's current business plan is to seek out the acquisition of new business opportunities and to pursue other related activities intended to enhance shareholder value. As the Company has minimal capital, it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek business opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

The acquisition of a business opportunity may be in the form of a merger with a foreign or domestic private issuer that wishes to become a reporting issuer. However, the Company is not limiting its search to such an opportunity. As a result, the acquisition of a business opportunity may also take the form of a purchase, exchange of stock, or otherwise, and may include an acquisition of business assets or a business entity, such as a corporation, joint venture, or partnership.

The Company does not intend to restrict its search for business opportunities to any particular geographical area or industry, and may, therefore, pursue the acquisition of any business, to the extent of its limited resources. This includes industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others. The Company's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors and the Company's ability to negotiate for the acquisition of a business opportunity.

To date, the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition.

The Company is unable to predict when it may participate in a business opportunity. It expects, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more. No assurances can be given that the Company will be able to enter into a business acquisition, as to the terms of a business acquisition, or as to the nature of the business acquired.

The Company has had a limited operating history and has not achieved any revenues or earnings from operations. The Company has no significant assets or financial resources. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the acquisition of a business opportunity. This may result in the Company incurring a net operating loss that will increase continuously until the Company can acquire an interest in a new business opportunity. There is no assurance that the Company will be able to acquire an interest in any new business opportunity or that the any new business acquired will be sufficient to cover the Company's operating expenses.

The success of the Company's proposed plan of operation will depend to a great extent on the operations, financial condition and management of any new business opportunity acquired by the Company. While management will attempt to acquire an interest in a business with an established operating history, there can be no assurance that the Company will be successful in locating candidates meeting such criteria. In the event the Company completes a business acquisition, of which there can be no assurance, the success of the Company's operations will be dependent upon management of the target business and numerous other factors beyond the Company's control.

The Company has no current arrangement, agreement or understanding with respect to engaging in a merger with or acquisition of a specific business entity. There can be no assurance that the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business acquisition. Management has not identified any particular industry or specific business within an industry for evaluation by the Company. There is no assurance that the Company will be able to negotiate a business acquisition on terms favorable to the Company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria that it will require a target business to have achieved, or without which the Company would not consider a business acquisition with such business entity. Accordingly, the Company may enter into a business acquisition with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics.

Employees

As of March 26, 2001, the Company had no employees, other than its officers.

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

The Company presently does not pay to Mr. Anderson any salary or consulting fee. The Company presently does not pay to Mr. Thomson
any salary or consulting fee.    The Company anticipates that it
may determine to pay compensation to Mr. Anderson and Mr. Thomson in the event that the Company is successful in completing the acquisition of a new business. The Company is not party to any written consulting or employment agreement with either Mr. Thomson or Mr. Anderson.

The Company does not pay to its directors any compensation for each director serving as a director on the Company's board of directors.

Competition

The Company expects to encounter substantial competition in its efforts to locate attractive business opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities have significantly greater financial and personnel resources and technical expertise than the Company. As a result of the Company's combined extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.

Research and Development Expenditures

The Company has incurred mineral rights and development costs in the amount of $40,477 in connection with the exploration of its previously held mineral properties during the two most recent fiscal years ending December 31, 2000.

Subsidiaries

The Company has no subsidiaries.

Patents and Trademarks

The Company does not own, either legally or beneficially, any patent or trademark.

ITEM 2.    Description of Property

The Company has no property. The Company does not currently maintain an office or any other facilities. It does currently maintain a mailing address at Suite 201, 810 Peace Portal Drive, Blaine, Washington 98230. The Company currently pays no rent for the use of this mailing address. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein.

ITEM 3.    Legal Proceedings

The Company is not a party to any material legal proceedings and to the knowledge of the Company, no such proceedings are threatened or contemplated.

ITEM 4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted to the Company's security holders for a vote during the fiscal year ending December 31, 2000.

                             PART II

ITEM 5.    Market for Registrant's Common Equity and Related
           Stockholders Matters

Market Information

No Present Public Market

The Company's shares are currently trading on the OTC Bulletin Board under the stock symbol GRFU. The first day on which the Company's shares were traded was December 4, 2000. The high and the low bids for our shares for each quarter of actual trading were:

Quarter                       High        Low
-------                       ----        ---

1st Quarter 2000              N/A         N/A
2nd Quarter 2000              N/A         N/A
3rd Quarter 2000              N/A         N/A
4th Quarter 2000              $0.20       $0.20
1st Quarter 2001 (to date)    $0.20       $0.20

The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders of Common Stock

As of the date of March 26, 2001, there were thirty-eight (38) registered shareholders of the Company's common stock.

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

Recent Sales of Unregistered Securities

The Company completed an offering of 1,550,000 common shares at a price of $0.001 per share on March 31, 1998 pursuant to Section 4(2) of the Securities Act of 1933 for total proceeds of $1,550. All of these shares were sold to directors, officers and key advisors to the Company, and are "restricted shares" within the meaning of the Securities Act of 1933.

The Company issued 50,000 shares of its common stock on April 6, 1998 to Mr. Carl Service pursuant to Section 4(2) of the Securities Act of 1933. The shares were issued to Mr. Service in accordance with the Company's obligations under an option agreement whereby the Company acquired one of its mineral claims. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. All of these shares are "restricted shares" within the meaning of the Securities Act of 1933.

The Company completed an offering of 700,000 common shares at a price of $0.05 per share on June 30, 1998 to a total of five (5) investors, each of which investors was known to the officers and directors of the Company, for total proceeds of $35,000. The offering was completed pursuant to Rule 504 of Regulation D of the Act on the basis that (i) the offering was for an offering of stock less than $1,000,000, in the aggregate; (ii) the Company had a specific business plan at the time of the offering, being the exploration of the Green Fusion Properties; (iii) the Company was not subject to the reporting requirements of the Securities and Exchange Act of 1934 at the time of the offering. The offering was also completed pursuant to exemptions provided by Section 46(j) of the Securities Act of British Columbia. All purchasers had adequate access to sufficient information about the Company to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

The Company completed an offering of 265,000 common shares at a price of $0.20 per share on October 15, 1998 to a total of twenty eight (28) investors, each of which investors was known to the officers and directors of the Company, for total proceeds of $53,000. The offering was completed pursuant to Rule 504 of Regulation D of the Act on the basis that (i) the offering was for an offering of stock less than $1,000,000, in the aggregate; (ii) the Company had a specific business plan at the time of the offering, being the exploration of the Green Fusion Properties;
(iii) the Company was not subject to the reporting requirements of the Securities and Exchange Act of 1934 at the time of the offering. The offering was also completed pursuant to exemptions provided by Section 46(j) of the Securities Act of British Columbia. All purchasers had adequate access to sufficient information about the Company to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

The Company did not complete the sale of any shares of its common stock during the fiscal year ended December 31, 2000 that were not registered under the Act.

ITEM 6.    Management's Discussion and Analysis or Plan of Operation

Plan of Operations

The Company's current plan of operations is to seek out the acquisition of business opportunities and to pursue other related activities intended to enhance shareholder value. As the Company has minimal capital, it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek business opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

The acquisition of a business opportunity may be in the form of a merger with a foreign or domestic private issuer that wishes to become a reporting issuer. However, the Company is not limiting its search to such an opportunity. As a result any acquisition of a business opportunity may also take the form of a merger, purchase, exchange of stock, or otherwise, and include the acquisition of business assets or a business entity, such as a corporation, joint venture, or partnership.

The Company does not intend to restrict its search for business opportunities to any particular geographical area or industry, and may, therefore, pursue the acquisition of any business, to the extent of its limited resources. This includes industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others. The Company's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors and the ability of the Company to negotiate an agreement for the acquisition of any selected business opportunity.

To date, the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition. The Company is unable to predict when it may participate in a business opportunity. It expects, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more. No assurances can be given that the Company will be able to enter into a business acquisition, as to the terms of a business acquisition, or as to the nature of the business acquired.

The Company had cash on hand in the amount of $5,552 as of December 31, 2000. The Company will also require additional financing in order to pursue its stated plan of operations and to pay for the legal and accounting expense of complying with its obligations as a reporting issuer under the Securities Exchange Act of 1934. The Company will also require additional funding in the event that the Company is successful in acquiring an interest in any new business.

The Company anticipates that additional funding will be in the form of equity financing from the sale of the Company's common stock. There is no assurance that the Company will be able to achieve additional sales of its common stock sufficient to fund the its working capital requirements, its stated plan of operations or any new business venture. The Company believes that debt financing will not be an alternative for funding. The Company does not have any arrangements in place for equity financing.

The Company anticipates that it will not purchase any plant or significant equipment or hire any additional employees over the next twelve-month period unless the Company is successful in acquiring an interest in a new business venture.

Results Of Operations

2000 compared with 1999

The Company incurred a loss of $94,931 for the year ending December 31, 2000, compared to a loss of $5,894 for the year ending December
31, 1999.   The increased loss was reflective of the increased
operating expenses incurred by the Company during the year. Operating expenses increased to $94,931 for the year ending December 31, 2000, compared to operating expenses of $5,894 for the year ending December 31, 1999. Operating expenses during the year included professional fees, including professional fees incurred with the filing of the Company's Form 10-SB registration statement, in the amount of $48,445. The Company also realized an expense of $44,676 in connection with the disposition of its interests in its three mineral claims. The increase in operating expenses incurred during 2000 compared with 1999 reflects the increased professional expenses associated with the Company becoming a reporting company under the United States Securities Exchange Act of 1934 and the Company's disposition of its mineral properties. The Company will continue to incur higher professional expenses in order to comply with its ongoing obligations under the Securities Exchange Act of 1934.

The Company did not achieve any revenues during the year ending December 31, 2000 as it remained in the exploration stage of development of its mineral properties during 2000. The Company does not anticipate achieving revenues until such time as the Company acquires a new business and earns revenues from this business. There is no assurance that the Company will be successful in acquiring a new business or that a new business, if acquired, will be successful in generating revenue for the Company.

The Company determined to let its interests in its mineral claims lapse as the Company was unable to raise the financing required to carry out a recommended geological exploration work program on its mineral claims and to pay for the ongoing maintenance of its mineral claims. As a result of this determination, the Company presently has no business assets or properties. Management believes that the Company was not successful in raising funds to carry out this planned exploration program due to the current depressed market for mineral resources and the difficulty of financing mineral exploration companies in the current market. The Company completed the payments totalling $4,199 in 2000 in connection with the ownership of its mineral claims.

1999 compared with 1998

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

The Company did not achieve any revenues during 1999 as it remained in the exploration stage of development of its mineral properties during 1999.

The Company completed the payment of $2,000 in 1999 as required to maintain its interest an option to acquire a mineral claim.

Liquidity And Capital Resources

The Company had cash of $5,552 as of December 31, 2000 and a working capital deficit of $25,949 as of December 31, 2000. The Company used its existing cash reserves to pay for operating expenses incurred during the first year of 2000. The Company will require additional financing in order to proceed with its stated plan of operations. See "Plan of Operations" above.

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

ITEM 7.    Financial Statements


                                                               Page
                                                               ----
Index to Financial Statements                                  F-1

Independent Auditor's Report of Sarna & Company                F-2

Financial Statements:

      Balance Sheet                                            F-3

      Statement of Operations and Accumulated Deficit          F-4

      Statement of Changes in Stockholders' Equity             F-5

      Statement of Cash Flows                                  F-6

      Notes to Financial Statements                            F-7

      Supplemental Statement                                   F-10

                  INDEX TO FINANCIAL STATEMENTS
                  -----------------------------

                                                      Page
                                                      ----
Independent Auditor's Report. . . . . . . . . . . . . .  1

Financial Statement:

  Balance Sheet . . . . . . . . . . . . . . . . . . . .  2

  Statement of Operations
    and Accumulated Deficit . . . . . . . . . . . . . .  3

  Statement of Changes in Stockholders' Equity  . . . .  4

  Statement of Cash Flows . . . . . . . . . . . . . . .  5

  Notes to Financial Statements . . . . . . . . . . . . 6-8

Supplemental Statement:

  Statement of Operating Expenses  . . . . . . . . . .  10

Sarna & Company, Certified Public Accountants
310 N. Westlake Bl., Suite 270
Westlake Village, California 91362
(805) 371-8900
Fax (805) 379-0140

                     INDEPENDENT AUDITORS' REPORT
                     ----------------------------


To the Board of Directors
Green Fusion Corporation

We have audited the accompanying consolidated balance sheet of Green Fusion Corporation, ("GFC"), a development stage company, as of December 31, 2000 and 1999 and the related statements of operations and accumulated deficit, changes in stockholders' equity, and statement of cash flows for the years then ended. These financial statements are the responsibility of GFC's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Green Fusion Corporation as of December 31, 2000 and 1999, and the results of its operations, changes in stockholders' equity and cash flows for the year ended December 31, 2000 and 1999, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental statement of operating expenses is presented for the purposes of additional analysis and is not a required part of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Sarna & Company
Sarna & Company
Westlake Village, California
February 21, 2001

                     GREEN FUSION CORPORATION
                   (A DEVELOPMENT STAGE COMPANY)
                           BALANCE SHEET

                               ASSETS

                                                     DECEMBER 31
                                                     -----------

                                                 2000           1999
                                                 ----           ----
Current Assets
  Cash                                       $  5,552       $ 28,865
  Prepaid Acquisition Costs                         0          1,800
                                             --------       --------
Total Current Assets                            5,552         30,665

Mineral Rights and Development Costs                0         40,477

Other Asset - Capitalized Start-Up Costs       15,248         15,248
                                             --------       --------
TOTAL ASSETS                                 $ 20,800       $ 86,390
                                             ========       ========



             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Current Liabilities
  Accounts Payable and Accrued Expenses      $ 31,501       $  2,160
                                             --------       --------

      Total Current Liabilities                31,501          2,160

Stockholders' Equity
  Common Stock, $0.001 par value
    100,000,000 shares authorized,
    2,565,000 shares issued                  $  2,565       $  2,565
  Additional Paid in Capital                   89,485         89,485
  Accumulated deficit                        (102,751)        (7,820)
                                             --------       --------
Total Stockholders' Equity (Deficit)         $(10,701)        84,230
                                             --------       --------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                         $ 20,800       $ 86,390
                                             ========       ========

                 See Notes to Financial Statements

                     GREEN FUSION CORPORATION
                   (A DEVELOPMENT STAGE COMPANY)
           STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                        FOR THE YEAR ENDED

                                                     DECEMBER 31
                                                     -----------

                                                 2000           1999
                                                 ----           ----
Revenues                                $           0  $           0

Operating Expenses                            (94,931)        (5,894)
                                        -------------  -------------

Loss Before Provision for               $     (94,931) $      (5,894)
  Income Taxes

Provision for Income Taxes                         (0)            (0)
                                        -------------  -------------
Net Loss                                $     (94,931) $      (5,894)

Deficit, Inception
  of Year                                      (7,820)        (1,926)
                                        -------------  -------------

Accumulated Deficit, End of Year        $    (102,751) $      (7,820)
                                        =============  =============



Net Loss per Share                      $       (0.04) $       (0.00)
                                        =============  =============
Weighted Average Shares Outstanding         2,565,000      2,025,000
                                        =============  =============


                 See Notes to Financial Statements

                     GREEN FUSION CORPORATION
                   (A DEVELOPMENT STAGE COMPANY)
        STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)



                         Common   Stock Additional  Accumulated         Total
                                 Dollar    Paid in      Deficit  Stockholders'
                         Shares  Amount    Capital                     Equity
                         ------  ------    -------      -------        ------
Inception                  ----  $ ----   $   ----    $    ----       $  ----
   March 5, 1998

Common Stock Issued
  Commencement of
  Operations
  $0.001 per share
  March 30, 1998      1,550,000   1,550       ----         ----         1,550


Common Stock Issued
  in Exchange for
  Assets
  $0.05 per share
  April 6, 1998          50,000      50      2,450         ----         2,500


Common Stock Issued
  First Offering
  $0.05 per share
  June 30, 1998         700,000     700     34,300         ----        35,000

Common Stock Issued
  Second Offering
  $.20 per share
  July 28, 1998         265,000     265     52,735         ----        53,000

Net Loss
  Period Ended
  December 31, 1998        ----    ----       ----       (1,926)       (1,926)
                     --------------------------------------------------------

Balances              2,565,000 $ 2,565   $ 89,485     $ (1,926)     $ 90,124
  December 31, 1998

Net Loss
  Period Ended
  December 31, 1999       ----     ----       ----       (5,894)       (5,894)

Balances
  December 31, 1999  2,565,000 $  2,565   $ 89,485     $ (7,820)     $ 84,230

Net Loss
  Period Ended
  December 31, 2000       ----     ----       ----      (94,931)      (94,931)
                     --------------------------------------------------------
Balances
  December 31, 2000  2,565,000 $  2,565   $ 89,485    $(102,751)    $ (10,701)
                     ========================================================


                 See Notes to Financial Statements

                     GREEN FUSION CORPORATION
                   (A DEVELOPMENT STAGE COMPANY)
                      STATEMENT OF CASH FLOWS
                        FOR THE YEAR ENDED

                                                     DECEMBER 31
                                                     -----------

                                                 2000           1999
                                                 ----           ----
Cash Flows from Operating Activities:

 Net Loss                               $     (94,931) $      (5,894)
                                        -------------  -------------
 Adjustments to Reconcile Net Income to
     (Increase) Decrease in:
        Prepaid Acquisition Costs               1,800              0
      Increase (Decrease) in:
        Accounts Payable and
         Accrued Expenses                      29,341         (3,874)
                                        -------------  -------------
           Net Cash Used by Operating
             Activities                       (63,790)        (9,768)


Cash Flows from Investing Activities:

Disposition of Mineral Rights                  44,676         (2,000)
Development Costs                              (4,199)             0
                                        -------------  -------------

           Net Cash Used by Investing
             Activities                        40,477         (2,000)
                                        -------------  -------------
Net Decrease in Cash                          (23,313)       (11,768)
Cash at Beginning of Year                      28,865         40,633
                                        -------------  -------------
Cash at End of Year                     $       5,552  $      28,865
                                        =============  =============



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

                     GREEN FUSION CORPORATION
                   (A DEVELOPMENT STAGE COMPANY)
             NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
---------------------------------------------------------------

Mineral Rights
--------------
Mineral rights and related development costs are stated at historical cost. Mineral rights were disposed of in 2000.

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

NOTE 2 - PROVISION FOR INCOME TAXES
-----------------------------------

The provision for income taxes for the period ended December 31, 2000 and 1999 represents the minimum state income tax expense of the Company, which is not considered significant.

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

                      SUPPLEMENTAL STATEMENT

                     GREEN FUSION CORPORATION
                   (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF OPERATING EXPENSES
                         FOR THE YEAR ENDED




                                          DECEMBER 31
                                          -----------

Operating Expenses                     2000         1999
                                       ----         ----

Bank Charges                       $     10   $       0
Disposition of Mineral Rights        44,676           0
Expensing of Acquisition Costs        1,800           0
Professional Fees                    48,445       5,848
Supplies                                  0          46
                                   --------    --------

Total Operating Expenses           $ 94,931    $  5,894
                                   ========    ========

                 See Notes to Financial Statements

ITEM 8.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure

The Company has had no changes in or disagreements with its accountants on accounting or financial disclosures.


                              PART III

ITEM 9.    Directors, Executive Officers, Promoters and Control
           Persons; Compliance with Section 16(a) of the Exchange
           Act.

The following information sets forth the names of the officers and directors of the Company, their present positions with the Company, and their biographical information.

Name                          Age        Office(s) Held
---------------------         ---        ----------------------
Logan Anderson                 46        Director and President

Howard Thomson                 54        Director, Secretary and Treasurer

Logan B. Anderson is a director of the Company and is the President of the Company. Mr. Anderson has been the President and a director of the Company since March 5, 1998. Mr. Anderson graduated in 1977 from Otago University, New Zealand, with a bachelor's degree of commerce in accounting and economics. He is an associated chartered accountant in New Zealand and was employed by Coopers & Lybrand in New Zealand from 1977 to 1980 and in Canada from 1980 to 1982. From 1982 to 1992, Mr. Anderson was comptroller of Corhart Management Group, Inc., a management service company that was responsible for the management of a number of private and public companies. Mr. Anderson has been principal of several private financial consulting service companies since 1993, including Amteck Financial Services Corp. from 1993 to 1996; International Distribution Corporation from 1996-1999; and Amteck Management (Bermuda) and Amteck Financial Consultants Inc. from 1999 - present. Mr. Anderson has been an officer and director of a number of private and public companies in the past 12 years, including PLC Systems, Inc. and 3D-Systems Inc. Mr. Anderson is also a director and the president of Worldbid Corporation, a publicly reporting company, that is involved in the business of operating an internet business to business trade web site. Mr. Anderson is also a director of Crossnet Ventures Inc., a company that has filed a registration statement pursuant to the Securities Act of 1933 and is involved in the business of developing a portal web site targeted at the Indian community. Mr. Anderson has been a director of Crossnet Ventures since November 11, 1998.

Howard Thomson is a director of the Company and is the Secretary and Treasurer of the Company. Mr. Thomson has been the Secretary and Treasurer and a director of the Company since May 31, 1998.
Mr. Thomson was employed from 1981 to 1998 in senior management positions with the Bank of Montreal, including 7 years as Branch Manager (1981-1986 and 1991-1993), 4 years as Regional Marketing Manager (1986-1990) and 5 years as Senior Private Banker (1994-
1998). Mr. Thomson retired from the Bank of Montreal in 1998. Mr. Thomson resided in London, England prior to joining the Bank of Montreal and was employed by the National Westminster Bank in

England for 13 years. Mr. Thomson was a director of Skinvisible, Inc., a publicly reporting company from April 3, 1998 to August 1, 2000. Skinvisible, Inc. developed and is marketing an anti-bacterial skin care product and has its common stock traded on the OTC Bulletin Board. Mr. Thomson has also been and continues to serve as a director and the secretary and treasurer of Worldbid Corporation since February 15, 1999. Mr. Thomson has also been a director and the secretary and treasurer of Crossnet Ventures Inc. since November 11, 1998.

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

The following table sets forth certain information as to the Company's highest paid officers and directors for its fiscal year
ended December 31, 2000.    No other compensation was paid or will
be paid to any such officer or directors other than the cash compensation set forth below. See Item 1 of this Annual Report entitled "Description of Business - Employees".





==============================================================================


                        SUMMARY COMPENSATION TABLE

==============================================================================


                 Annual Compensation      	   Long Term Compensation
                 -------------------               ----------------------
                                             Awards             Payouts
                                             ------             -------
                               Other               Securities         All
                               Annual   Restricted Under-             Other
Name and                       Compen-  Stock      lying              Compen-
Principal         Salary Bonus sation   Awards(s)  Options/  LTIP     sation
Position      Year ($)    ($)  ($)        ($)      SARs(#)   Payouts   ($)
==============================================================================

LOGAN         2000 NIL   NIL   NIL      NIL        NIL       NIL      NIL
ANDERSON(1)
President and
Director

HOWARD        2000 NIL   NIL   NIL      NIL        NIL       NIL      NIL
THOMSON(2)
Secretary,
Treasurer and
Director
==============================================================================

The Company presently does not pay any salary or fee to either Mr. Anderson or Mr. Thomson. See Item 1 of this Annual Report -
"Description of Business - Employees".

Stock Option Grants

The Company did not grant any stock options to any of its directors and officers during its most recent fiscal year ended December 31, 2000. The Company has not granted any stock options to its directors and officers since December 31, 2000.

Exercises of Stock Options and Year-End Option Values

No stock options were exercised by the Company's directors and officers during the fiscal year ended December 31, 2000.

Outstanding Stock Options

The Company did not have any stock options outstanding during the fiscal year ended December 31, 2000. The Company does not have any stock options outstanding as of March 26, 2001.

ITEM 11.   Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the number of shares of the Company's common stock owned beneficially as of March 26, 2001 by: (i) each person (including any group) known to the Company to own more than five percent (5%) of any class of the Company's voting securities, (ii) each of the Company's directors, and (iii) the Company's officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

==============================================================================
                  Name and address       Number of Shares     Percentage of
Title of class    of beneficial owner    of Common Stock      Common Stock(1)
==============================================================================
Common Stock      Logan Anderson         700,000              27.3%
                  Director, President

Common Stock      Howard Thomson         100,000               3.9%
                  8975 Snowy Owl Lane
                  Semiahmoo, Washington
                  Director, Secretary
                  and Treasurer

Common Stock      Harold C. Moll         700,000              27.3%
                  Lacovia Condominium
                  Seven Mile Beach
                  Grand Cayman, BWI

Common Stock      All Officers           800,000              31.2%
                  and Directors as a
                  Group (2 persons)
==============================================================================
(1)	Based on 2,565,000 shares of Common Stock of the Company
issued and outstanding on March 26, 2001
------------------------------------------------------------------------------

The Company believes that all persons named above have full voting and investment power with respect to the shares indicated. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase the Common Stock of the Company. The Company is not aware of any arrangement that might result in a change in control in the future.

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

(C) any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or

(D) any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary.

Logan Anderson, the president and a director of the Company, purchased 700,000 shares of the Company's common stock at a price of $0.001 per share on March 31, 1998 pursuant to Section 4(2) of the Securities Act of 1933. Mr. Anderson paid a total of $700 to the Company for these shares.

Howard Thomson, the secretary, treasurer and a director of the Company purchased 100,000 shares of the Company's common stock at a price of $0.001 per share on March 31, 1998 pursuant to Section 4(2) of the Securities Act of 1933. Mr. Thomson paid a total of $100 to the Company for these shares.

Harold Moll, an owner of more than 5% of the Company's common stock and an affiliate of the Company, purchased 700,000 shares of the Company's common stock at a price of $0.001 per share on March 31, 1998 pursuant to Section 4(2) of the Securities Act of 1933. Mr. Moll paid a total of $700 to the Company for these shares.

ITEM 13.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

Exhibits

Exhibit 3.1:      Articles of Incorporation *
Exhibit 3.2:      Amended By-laws*
Exhibit 10.1: Option Agreement dated April 6, 1998 between the Company, Michael Lederhouse and Carl Service *
Exhibit 27.1: Map Showing Location and Accessibility of the Green Fusion Properties *
----------------
* Incorporated by reference from our registration statement on Form 10-SB12G originally filed with the commission on January 28, 2000 (File No. 0-29213)


Reports on Form 8-K

The Company filed no reports on Form 8-K during the fiscal year ended December 31, 2000.

                            SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN FUSION CORPORATION

      /s/ Logan Anderson
By:   ___________________________________
      Logan Anderson, Director, President and
      Chief Executive Officer
      Date: March 28, 2001


In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      /s/ Logan Anderson
By:   ___________________________________
      Logan Anderson, Director and President
      (Principal Executive Officer)
      Date: March 28, 2001


      /s/ Howard Thomson
By:   ___________________________________
      Howard Thomson, Director, Secretary and Treasurer,
      (Principal Financial Officer and Principal Accounting Officer)
      Date: March 28, 2001