Form 10QSB
period 2001-03-31
GREEN FUSION CORP
filed 2001-05-15
CIK 1072367

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                 FORM 10-QSB

[ X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the quarterly period ended March 31, 2001

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period                 to


     Commission File Number         0-29213

                           GREEN FUSION CORPORATION
                           ------------------------

        (Exact name of small Business Issuer as specified in its charter)

Nevada                                                 52-2202416
------                                                 ----------
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                        Identification No.)



6320 South Sandhill Road, Suite 10
Las Vegas, Nevada                                     89120
----------------------------------                    -----

(Address of principal executive offices)              (Zip Code)

Issuer's telephone number, including area code:	       702-521-5600
                                                       ------------


                                     None
                                     ----
             (Former name, former address and former fiscal year,
                        if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days [X] Yes    [  ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,565,000 Shares of $.001 par value Common Stock outstanding as of May 10, 2000.

PART 1 - FINANCIAL INFORMATION

Item 1.     Financial Statements


The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

                         INDEX TO FINANCIAL STATEMENTS
                         -----------------------------
                                                                       Page
                                                                       ----
Financial Statement:

  Balance Sheet . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

  Statement of Operations
    and Accumulated Deficit . . . .. . . . . . . . . . . . . . . . . . .5

  Statement of Changes in Stockholders' Equity . . . . . . . . . . . .  6

  Statement of Cash Flows  . . . . . . . . . . . . . . . . . . . . . .  7

  Notes to Financial Statements . . . . . . . . . . . . . . . . . . . 8-10

Supplemental Statement:

  Statement of Operating Expenses  . . . . . . . . . . . . . . . . . . 12

                           GREEN FUSION CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                                BALANCE SHEET

                                   ASSETS

                                                    MARCH 31
                                           ----------------------------
                                               2001          2000
                                           ------------  --------------
Current Assets
  Cash                                     $    2,535    $    25,994
  Prepaid Acquisition Costs                         0          1,800
                                           ------------  --------------
      Total Current Assets                      2,535         27,794

Mineral Rights and Development Costs                0         40,477


Other Asset - Capitalized Start-Up Costs       15,248         15,248
                                           ------------  --------------
TOTAL ASSETS                                 $ 17,783      $ 83,519
                                           ============  ==============


	LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Current Liabilities
  Accounts Payable and Accrued Expenses      $ 25,360      $  4,073
  Loan Payable - Shareholder                    8,000             0
                                           ------------  --------------
     Total Current Liabilities                 33,360         4,073


Stockholders' Equity
  Common Stock, $0.001 par value
    100,000,000 shares authorized,
    2,565,000 shares issued                  $  2,565       $ 2,565
  Additional Paid in Capital                   89,485        89,485
  Accumulated deficit                        (107,627)      (12,604)
                                           ------------  --------------
Total Stockholders' Equity (Deficit)         $(15,577)       79,446
                                           ------------  --------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                         $ 17,783       $83,519
                                           ------------  --------------

See Notes to Financial Statements

                       GREEN FUSION CORPORATION
                     (A DEVELOPMENT STAGE COMPANY)
            STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                         FOR THE PERIOD ENDED

                                                    MARCH 31
                                           ----------------------------
                                               2001          2000
                                           ------------  --------------
Revenues                                   $         0    $        0

Operating Expenses                              (4,876)       (4,784)
                                           ------------  --------------
Loss Before Provision for                  $    (4,876)   $   (4,784)
  Income Taxes

Provision for Income Taxes                          (0)           (0)
                                           ------------  --------------
Net Loss                                   $    (4,876)   $   (4,784)

Deficit, Inception
  of Period                                   (102,751)       (7,820)
                                           ------------  --------------
Accumulated Deficit, End of Period         $  (107,627)   $  (12,604)
                                           ============  ==============



Net Loss per Share                         $     (0.00)   $    (0.00)
                                           ============  ==============
Weighted Average Shares Outstanding          2,565,000     2,025,000
                                           ============  ==============



See Notes to Financial Statements

                          GREEN FUSION CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
              STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                           Common Stock   Additional Accumul-   Stock-
                                   Dollar  Paid In   ated       Holders
                        Shares     Amount  Capital   Deficit     Equity
                     ------------  ------  -------- ---------- ----------

Inception                ----      $ ----  $  ----  $  ----    $   ----
  March 5, 1998


Common Stock Issued
  Commencement of
  Operations
  $0.001 per share
  March 30, 1998      1,550,000      1,550    ----     ----         1,550


Common Stock Issued
  in Exchange for
  Assets
  $0.05 per share
  April 6, 1998          50,000         50     2,450   ----         2,500


Common Stock Issued
  First Offering
  $0.05 per share
  June 30, 1998         700,000        700    34,300   ----        35,000


Common Stock Issued
  Second Offering
  $.20 per share
  July 28, 1998         265,000        265    52,735   ----        53,000


Net Loss
  Period Ended
  December 31, 1998      ----       ----     ----     (1,926)      (1,926)
                     ------------  ------  -------- ---------- ----------

Balances              2,565,000      2,565    89,485  (1,926)      90,124
  December 31, 1998

Net Loss
  Period Ended
   December 31, 1999     ----        ----    ----     (5,894)      (5,894)
                     ------------  ------  -------- ---------- ----------
Balances
  December 31, 1999   2,565,000      2,565    89,485  (7,820)      84,230

Net Loss
  Period Ended
    December 31, 2000    ----        ----     ----   (94,931)     (94,931)
                     ------------  ------  -------- ---------- ----------
Balances
  December 31, 2000   2,565,000      2,565    89,485(102,751)     (10,701)
                     ------------  ------  -------- ---------- ----------
Net Loss
Period Ended
  March 31, 2001         ----        ----     ----    (4,876)      (4,876)
                     ------------  ------  -------- ---------- ----------
Balances
  March 31, 2001      2,565,000     $2,565  $89,485 $(107,627)   $(15,577)
                     ============  ======  ======== ========== ===========

See Notes to Financial Statements

                           GREEN FUSION CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS
                             FOR THE PERIOD ENDED


                                                   MARCH 31
                                                --------------------
Cash Flows from Operating Activities:               2001      2000
                                                ---------  ---------
 Net Loss                                       $ (4,876)  $ (4,784)
 Adjustments to Reconcile Net Income to
  Increase (Decrease) in:
       Accounts Payable and
         Accrued Expenses                          6,141      1,913
                                                ---------  ---------
          Net Cash Used by Operating Activities  (11,017)    (2,871)


Cash Flows from Financing Activities:

Loans from Shareholders                            8,000          0
                                                 --------  ---------
     Net Cash Used by Investing Activities         8,000          0
                                                 --------  ---------

Net Decrease in Cash                              (3,017)    (2,871)

Cash at Beginning of Period                        5,552     28,865
                                                ---------  ---------
Cash at End of Period                           $  2,535   $ 25,994
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

NOTE 2 - LOAN PAYABLE SHAREHOLDER
---------------------------------
Loan payable shareholder at March 31, 2001 consists of monies advanced to the company for operating expenses. This loan accrues interest at the rate of 10% per annum and is payable upon demand of the shareholder.

NOTE 3 - PROVISION FOR INCOME TAXES
-----------------------------------
The provision for income taxes for the period ended March 31, 2001 and 2000 represents the minimum state income tax expense of the Company, which is not considered significant.

NOTE 4 - COMMITMENTS AND CONTINGENCIES
--------------------------------------
Operating Leases
----------------
The Company currently rents administrative office space under a monthly renewable contract.

Litigation
----------
The Company is not presently involved in any litigation.

NOTE 5 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
--------------------------------------------------
Recently issued accounting pronouncements will have no significant impact on the Company and its reporting methods.

                       SUPPLEMENTAL STATEMENT

                      GREEN FUSION CORPORATION
                    (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF OPERATING EXPENSES
                         FOR THE PERIOD ENDED




                                            MARCH 31
                                     ---------------------
  Operating Expenses                   2001         2000
                                     ---------  ----------
  Bank Charges                       $     36    $      0
  Professional Fees                     4,840       4,784
                                     ---------  ----------

     Total Operating Expenses        $  4,876    $  4,784
                                     =========  ==========



See Notes to Financial Statements

Item 2. Management's Discussion and Analysis or Plan of Operations

Plan of Operations

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

Abandonment of Previous Exploration Business

The Company was previously an exploration stage company engaged in the acquisition and exploration of mineral properties. The Company acquired an interest in three mineral claims that are located in the Smith Bay region of the Province of Saskatchewan, Canada in 1998. The Company completed an initial exploration program on these mineral properties and obtained a geological report based on this initial exploration program. This geological report recommended that the Company undertake an additional exploration work program in order to ascertain whether its properties possessed commercially viable quantities of uranium ore. The Company determined to carry out the geological exploration work program recommended by the geological report but was unable to raise the financing required to carry out this work program. In addition, the Company was unable to raise the financing required to pay for the ongoing maintenance of its mineral claims. As a result of this failure to achieve financing, management of the Company determined in the first quarter of 2001 to let its interest in the mineral claims lapse.

Results Of Operations

The Company incurred a loss of $4,876 for the three months ending March 31, 2001, compared to a loss of $4,784 for the three months ending March 31,
2000.   The loss was reflective of professional fees incurred during the three months of 2001. Operating expenses were $4,876 for the three months ending March 31, 2001, compared to operating expenses of $4,784 for the three months ending March 31, 2000. Operating expenses during the first three months of 2001 consisted entirely of professional fees, including professional fees incurred in connection with the Company's reporting requirements under the Securities Exchange Act of 1934.

The Company did not achieve any revenues during the three months ending March 31, 2001. The Company does not anticipate achieving revenues until such time as the Company has completed the acquisition of a new business and the business acquired is successful in generating revenues. The Company is investigating possible business acquisitions. However, there is no assurance that the Company will be able to complete the acquisition due to the fact that it has minimal cash and a working capital deficit or that any business acquired will generate revenues or will be profitable.

Liquidity And Capital Resources

The Company had cash of $2,535 as of March 31, 2001 and a working capital deficit of $30,825 as of March 31, 2001. The Company requires additional funding in order to pay its accounts payable and accrued expenses. The Company anticipates that it will require additional financing in order to complete any business acquisition.

The Company obtained a loan from a shareholder in the amount of $8,000 during the first quarter of 2001 to pay a portion of the Company's
outstanding accounts payable.   There is no assurance that the Company will
obtain any further loans from this or any other shareholder. The loan is a demand loan and accrues interest at the rate of 10% per annum.

The Company will require additional funds to complete the acquisition of any new business and to fund the operations of any new business acquired. The Company anticipates that any financing would involve the sale by the Company of its common stock. The Company does not have any arrangements in place for the sale of any of its common stock and there is no assurance that the Company will be able to achieve funding through the sales of its common stock.

The Company's stated plan of operations includes forward-looking statements. The Company's actual results may differ materially from this stated plan of operations. Factors which may cause actual results or actual plan of operations to vary include decisions of the board of directors not to pursue the stated plan of operations based on a reassessment by the board of directors of the plan which is in the Company's best interest. The Company may not be able to carry out its plan of operations as it has minimal cash and has a working capital deficit.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

   None

Item 2. Changes in Securities

   None

Item 3. Defaults upon Senior Securities

   None

Item 4. Submission of Matters to a Vote of Security Holders

   None

Item 5. Other Information

   None

Item 6. Exhibits and Reports on Form 8-K.

EXHIBITS

   None

REPORTS ON FORM 8-K

   None

                             SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN FUSION CORPORATION

Date:   May 10, 2001



By:  /s/ Logan B. Anderson
     ---------------------
     LOGAN B. ANDERSON
     President and Director