Form 10QSB
period 2001-06-30
GREEN FUSION CORP
filed 2001-08-14
CIK 1072367

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC 20549

                          FORM 10-QSB

[X]   Quarterly Report pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

      For the quarterly period ended June 30, 2001

[ ]   Transition Report pursuant to 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the transition period                 to


      Commission File Number   0-29213
                            --------------

                     GREEN FUSION CORPORATION
                     ------------------------
 (Exact name of small Business Issuer as specified in its charter)

Nevada                                        52-2202416
------                                        ----------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)


Suite 202, 810 Peace Portal Drive
Blaine, WA                                    98230
----------------------------------            ----------
(Address of principal executive offices)      (Zip Code)

Issuer's telephone number, including area code: 604-331-0809
                                                ------------

        6320 South Sandhill Road, Suite 10, Las Vegas, Nevada 89120
        -----------------------------------------------------------
        (Former name, former address and former fiscal year, if
                        changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
2,565,000 Shares of $.001 par value Common Stock outstanding as of August 10, 2000.

                   PART 1 - FINANCIAL INFORMATION

Item 1.      Financial Statements


The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.
 In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

                       GREEN FUSION CORPORATION

                         FINANCIAL STATEMENTS

                        JUNE 30, 2001 AND 2000

                     INDEX TO FINANCIAL STATEMENTS
                     -----------------------------

                                                                 Page
                                                                 ----
Accountants' Review Report. . . . . . . . . . . . . . . . . . . .  1

Financial Statement:

  Balance Sheet . . . . . . . . . . . . . . . . . . . . . . . . .  2

  Statement of Operations
    and Accumulated Deficit . . . . . . . . . . . . . . . . . . .  3

  Statement of Changes in Stockholders' Equity . . . . . . . . .   4

  Statement of Cash Flows . . . . . . . . . . . . . . . . . . . .  5

  Notes to Financial Statements . . . . . . . . . . . . . . . . .  6-8

Supplemental Statement:

  Statement of Operating Expenses  . . . . . . . . . . . . . . . . 10

                        ACCOUNTANTS' REVIEW REPORT
                        --------------------------


To the Board of Directors
Green Fusion Corporation

We have reviewed the accompanying balance sheet of Green Fusion Corporation, ("GFC") as of June 30, 2001 and 2000 and the related statements of operations and accumulated deficit, changes in stockholders' equity, and statement of cash flows for the periods then ended, in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Green Fusion Corporation.

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

Sarna & Company
Westlake Village, California
August 2, 2001

                       GREEN FUSION CORPORATION
                            BALANCE SHEET

                                ASSETS

                                                    JUNE 30
                                                    -------
                                            2001                2000
                                            ----                ----

Current Assets
  Cash                                   $ 23,497            $ 11,291
  Prepaid Acquisition Costs                     0               1,800
                                        ---------           ---------
       Total Current Assets                23,497              13,091

Office Equipment                            5,411                   0
Mineral Rights and Development Costs            0              44,676


Other Asset - Capitalized Start-Up Costs   15,248              15,248
                                        ---------           ---------

TOTAL ASSETS                             $ 44,156            $ 73,015
                                        =========           =========


             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Current Liabilities
  Accounts Payable and Accrued Expenses $ 48,991            $  5,729
  Short Term Loan                         72,087                   0
  Loan Payable - Shareholder               8,000                   0
                                        --------            --------
     Total Current Liabilities           129,078               5,729


Stockholders' Equity
  Common Stock, $0.001 par value
    100,000,000 shares authorized,
    2,565,000 shares issued             $  2,565             $ 2,565
  Additional Paid in Capital              89,485              89,485
  Accumulated deficit                   (176,972)            (24,764)
                                        --------            --------
     Total Stockholders' Equity
      (Deficit)                          (84,922)             67,286
                                        --------            --------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    $ 44,156             $73,015
                                        ========            ========

                     See Notes to Financial Statements

                         GREEN FUSION CORPORATION
              STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                           FOR THE PERIOD ENDED

                                                    JUNE 30
                                                    -------
                                            2001                2000
                                            ----                ----

Revenues                                 $         0         $        0

Operating Expenses                           (74,221)           (16,944)
                                        ------------        -----------

Loss Before Provision for                $   (74,221)        $  (16,944)
  Income Taxes

Provision for Income Taxes                        (0)                (0)
                                        ------------        -----------

Net Loss                                 $   (74,221)        $  (16,944)

Deficit, Inception
  of Period                                 (102,751)            (7,820)
                                        ------------        -----------

Accumulated Deficit, End of Period       $  (176,972)        $  (24,764)
                                        ============        ===========

Net Loss per Share                       $     (0.00)        $    (0.00)
                                        ============        ===========

Weighted Average Shares Outstanding        2,565,000          2,025,000
                                        ============        ===========


                     See Notes to Financial Statements

                         GREEN FUSION CORPORATION
           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                           Common Stock   Additional Accumul-   Stock-
                                   Dollar  Paid In   ated       Holders
                        Shares     Amount  Capital   Deficit     Equity
                     ------------  ------  -------- ---------- ----------

Inception                ----      $ ----  $  ----  $  ----    $   ----
  March 5, 1998

Common Stock Issued
  Commencement of
  Operations
  $0.001 per share
  March 30, 1998       1,550,000     1,550    ----     ----       1,550

Common Stock Issued
  in Exchange for
  Assets
  $0.05 per share
  April 6, 1998           50,000        50   2,450     ----       2,500

Common Stock Issued
  First Offering
  $0.05 per share
  June 30, 1998          700,000       700  34,300     ----      35,000

Common Stock Issued
  Second Offering
  $.20 per share
  July 28, 1998          265,000       265  52,735     ----      53,000


Net Loss
Period Ended
  December 31, 1998        ----      ----    ----     (1,926)    (1,926)
                     --------------------------------------------------

Balances               2,565,000     2,565  89,485    (1,926)    90,124
  December 31, 1998

Net Loss
  Period Ended
  December 31, 1999        ----      ----    ----     (5,894)    (5,894)
                     --------------------------------------------------

Balances
  December 31, 1999    2,565,000     2,565  89,485    (7,820)    84,230

Net Loss
  Period Ended
  December 31, 2000        ----      ----    ----    (94,931)   (94,931)
                     ---------------------------------------------------

Balances
  December 31, 2000    2,565,000     2,565  89,485  (102,751)   (10,701)
                     ---------------------------------------------------

Net Loss
Period Ended
  June 30, 2001           ----       ----    ----    (74,221)   (74,221)
                     ---------------------------------------------------
Balances
  June 30, 2001        2,565,000    $2,565 $89,485 $(200,472) $(108,422)
                     ===================================================

                    See Notes to Financial Statements

                         GREEN FUSION CORPORATION
                          STATEMENT OF CASH FLOWS
                           FOR THE PERIOD ENDED


                                                    JUNE 30
                                                    -------
Cash Flows from Operating Activities:       2001                2000
                                            ----                ----

  Net Loss                               $(74,221)           $(16,944)
  Adjustments to Reconcile Net Income to
  Increase (Decrease) in:
    Accounts Payable and
      Accrued Expenses                     17,490               3,569
                                         --------            --------

          Net Cash Used by Operating
           Activities                     (56,731)            (13,375)


Cash Flows from Investing Activities:

  Development Costs                             0              (4,199)
  Purchases of Property and Equipment      (5,411)                  0
                                         --------            --------

          Net Cash Used by Investing
           Activities                      (5,411)             (4,199)


Cash Flows from Financing Activities:

  Loans from Shareholders                  80,087                   0
                                         --------            --------

          Net Cash Used by Financing
           Activities                      80,087                   0
                                         --------            --------

Net Decrease in Cash                       17,945             (17,574)

Cash at Beginning of Period                 5,552              28,865
                                         --------            --------

Cash at End of Period                    $ 23,497            $ 11,291
                                         ========            ========

                    See Notes to Financial Statements

                         GREEN FUSION CORPORATION
                       NOTES TO FINANCIAL STATEMENTS

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

                         GREEN FUSION CORPORATION
                NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

                         GREEN FUSION CORPORATION
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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

NOTE 2 - LOAN PAYABLE SHAREHOLDER
---------------------------------

     Loan payable shareholder at June 30, 2001 consists of monies advanced to the company for operating expenses. This loan accrues interest at the rate of 10% per annum and is payable upon demand of the shareholder.

NOTE 3 - PROVISION FOR INCOME TAXES
-----------------------------------

The provision for income taxes for the period ended June 30, 2001 and 2000 represents the minimum state income tax expense of the Company, which is not considered significant.

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

                          SUPPLEMENTAL STATEMENT

                         GREEN FUSION CORPORATION
                      STATEMENT OF OPERATING EXPENSES
                           FOR THE PERIOD ENDED


                                                    JUNE 30
                                                    -------

Operating Expenses                          2001                2000
                                            ----                ----
  Bank Charges                           $    155            $      0
  Consultants                              55,798                   0
  Office Supplies                              50                   0
  Parking                                     178                   0
  Professional Fees                        17,540              16,944
  Rent                                        500                   0
                                         --------            --------


     Total Operating Expenses            $ 74,221            $ 16,944
                                         ========            ========

                      See Notes to Financial Statements

Item 2. Management's Discussion and Analysis or Plan of Operations

FORWARD LOOKING STATEMENTS

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in the Risk Factors section below, and, from time to time, in other reports the Company files with the SEC. These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

Plan of Operations

We entered into an agreement to acquire GFC Ventures Corp. ("GFC") on June 26, 2001. Under this agreement, we have agreed to acquire all of the outstanding shares of GFC in consideration of the issuance of 1,500,000 restricted shares of our common stock.

GFC has signed a letter of intent to acquire all of the issued and outstanding shares of House of Brussels Holdings Ltd. ("House of Brussels"). House of Brussels owns and operates Brussels Chocolates Ltd. based in Vancouver, British Columbia, Canada. GFC has paid a deposit in the amount of $50,000 further to execution of this letter of intent. The deposit is held in trust pending finalization of a definitive acquisition agreement between GFC and
the shareholders of House of Brussels.   In addition, GFC has
advanced the amount of $50,000 to House of Brussels as a loan pending finalization of a definitive acquisition agreement between GFC and the shareholders of House of Brussels. GFC does not have any other business assets.

Our plan is to pursue execution of an acquisition agreement between GFC and the shareholders of House of Brussels. We contemplate that we will issue an additional 13,000,000 shares of common stock to the shareholders of House of Brussels to complete the acquisition of House of Brussels. We anticipate that the closing of this acquisition will be contingent upon us completing a financing to raise proceeds of US $1,000,000 primarily to be used to expand House of Brussels current business. There is no assurance that we will enter into an agreement for the acquisition of House of Brussels. There is also no assurance that the number of shares to be issued on closing of this acquisition or the amount of financing required as a condition of closing will not change once this agreement is finalized.

We plan to complete the acquisition of House of Brussels and pursue the development of the business of House of Brussels if we are able to complete this acquisition. If the acquisition is completed, we anticipate that approximately $1,000,000 will be required to fund the business operations of Brussels. We have evaluated the current business and future business potential of House of Brussels and we believe that there is substantial room to increase its profitability through diversification of the business both in terms of channel sales and geography. If we acquire House of Brussels, our key business objective will be to expand the business operations of House of Brussels in order to utilize 100% of Brussels manufacturing capacity by the end of 2003.

There is no assurance that we will be able to acquire House of Brussels as we are not party to any definitive purchase agreement for the acquisition of House of Brussels. In addition, any acquisition of House of Brussels will be conditional on our completing a financing in the minimum amount of $1,000,000 US. In the event that we do not acquire House of Brussels, then we will not own any business assets. If we do not acquire House of Brussels, then we plan to pursue the acquisition of another business or business assets. However, there is no assurance that we would be able to acquire another business or business assets or that we would be able to finance any business or business assets acquired.

Mr. Evan Baergen, a director and principal of GFC, was appointed as one of our directors and as our secretary and treasurer concurrently with the execution of our agreement to acquire GFC on June 26, 2001.
 Mr. Baergen was appointed as our president on July 16, 2001. Mr. Baergen has more than 15 years of management, technical and financial experience and has held positions with
PricewaterhouseCoopers and Northern Telecom.   Mr. Baergen holds a
Bachelor Business Administration in accounting from Simon Fraser University, and Electronics Engineering Technology Diploma from Northern Alberta Institute of Technology and is an accredited Chartered Accountant from the Institute of Chartered Accountants of British Columbia.

Mr. Howard Thomson resigned as our secretary and treasurer on June 8, 2001. Mr. Thomson resigned as a director on June 26, 2001. Mr. Logan Anderson resigned as our president and as a director on July 16, 2001.

Abandonment of Previous Exploration Business

We were previously an exploration stage company engaged in the acquisition and exploration of mineral properties. We had acquired an interest in three mineral claims that are located in the Smith Bay region of the Province of Saskatchewan, Canada in 1998. We completed an initial exploration program on these mineral properties and obtained a geological report based on this initial exploration program. This geological report recommended that we undertake an additional exploration work program in order to ascertain whether our properties possessed commercially viable quantities of uranium ore. We determined to carry out the geological exploration work program recommended by the geological report but we were unable to raise the financing required to carry out this work program. In addition, we were unable to raise the financing required to pay for the ongoing maintenance of our mineral claims. As a result of this failure to achieve financing, we determined in the first quarter of 2001 to let our interest in the mineral claims lapse.

Results Of Operations

We did not achieve any revenues during the six months ending June 30, 2001. We anticipate that we will not achieve revenues until such time as we have completed the acquisition of House of Brussels, of which there is no assurance, or completed the acquisition of some other new business and the business that we acquire is successful in generating revenues. There is no assurance that we will be able to complete any acquisition due to the fact that we have minimal cash and a working capital deficit or that any business acquired will generate revenues or will be profitable.

Our operating expenses were $74,221 for the six months ending June 30, 2001, compared to operating expenses of $16,944 for the six months ending June 30, 2000. Our operating expenses during the first six months of 2001 consisted primarily of consulting fees paid in connection with our efforts to acquire a new business in the amount of $55,798 and professional fees in the amount of $17,540, including professional fees incurred in connection with our reporting requirements under the Securities Exchange Act of 1934.

We incurred a loss of $74,221 for the six months ending June 30, 2001, compared to a loss of $16,944 for the six months ending June 30, 2000. The increase in our loss was reflective of the increase in our operating expenses incurred during the six months of 2001.

Liquidity And Capital Resources

We had cash of $23,497 as of June 30, 2001, compared to cash of $11,291 as of June 30, 2000. We had a working capital deficit of $105,581 as of June 30, 2001, compared to working capital $7,362 as of June 30, 2000. Our accounts payable increased to $48,991 as a result of our ongoing operating expenses.

We obtained a loan from a shareholder in the amount of $8,000 during the first six months of 2001 to pay a portion of our outstanding accounts payable. The loan is a demand loan and accrues interest at the rate of 10% per annum. There is no assurance that we will obtain any further loans from this or any other shareholder.

We also obtained a short term loan in the amount of $72,087 during the first six months of 2001. The proceeds of this loan were used to pay for consulting expenses incurred in connection with our efforts to acquire a new business. There is no assurance that we will obtain any further loans from the lender.

We require additional funding in order to enable us to complete the acquisition of House of Brussels, if we are successful in acquiring GFC and entering into an agreement to acquire House of Brussels,
and to pay our accounts payable and accrued expenses.   We will
require additional financing in order to pursue our stated plan of operations and to pay for the legal and accounting expense of complying with our obligations as a reporting issuer under the Securities Exchange Act of 1934.
We will also require additional funding in the event that we are successful in acquiring an interest in any new business.

We anticipate that additional funding will be in the form of equity financing from the sale of our common stock and/or share purchase warrants. There is no assurance that we will be able to achieve additional sales of our common stock sufficient to fund our working capital requirements, our stated plan of operations or any new business venture. We believe that debt financing will not be an alternative for funding. We do not have any arrangements in place for equity financing.

We anticipate that we will not purchase any plant or significant equipment or hire any additional employees over the next twelve-month period unless we are successful in acquiring House of Brussels or an interest in another new business venture, of which there is no assurance.

RISK FACTORS

If We Do Not Succeed in Acquiring House of Brussels, Then We Will
Not Own Any Business Assets

There is no assurance that we will be able to acquire House of Brussels as we are not party to any definitive purchase agreement for the acquisition of House of Brussels. In addition, we anticipate that any acquisition of House of Brussels will be conditional on our completing a financing in the minimum amount of $1,000,000 US. In the event that we do not acquire House of Brussels, then we will not own any business assets. If we do not acquire House of Brussels, then we plan to pursue the acquisition of another business or business assets. However, there is no assurance that we would be able to acquire another business or business assets or that we would be able to finance any business or business assets acquired.

Because We Are a Development Stage Company, We Expect to Incur
Losses

To date, we have not been profitable and we have not earned any revenues. As our business plan and the business plan of House of Brussels is implemented, we expect to incur increased operating expenses and thus we may incur significant losses until significant operating revenues can be earned. If we are not able to generate significant revenues from the implementation of our business plan, then we will not be able to achieve profitability.

If We Do Not Obtain Additional Financing, Our Business May Fail

Our plan to acquire House of Brussels will require that we achieve significant financing as a condition of closing. In addition, our business plan calls for increased expenses associated with the expansion and acquisition of House of Brussels. There is no assurance we will be able to complete the financing necessary for us to acquire House of Brussels. In addition, if we do acquire House of Brussels, we anticipate that revenues from operations will initially
                                18
be insufficient to cover expenses associated with the proposed business expansion in the short term. Accordingly, we are likely to have substantial additional capital requirements after the acquisition of House of Brussels is complete. We can provide no assurance that financing will be available. Obtaining financing will be subject to a number of factors, including:

     (i)   market conditions;
     (ii) our ability to complete the acquisition of House of Brussels;
     (iii) the operating performance of House of Brussels, if the acquisition of House of Brussels is completed;
     (iv) our ability to successful implement the business plan for the expansion of House of Brussels; and
     (v)   investor sentiment.

These factors may make the timing, amount, terms and conditions of additional financing unattractive for us. If we are unable to raise additional capital, we may not be able to implement our business plan and our business may fail.

If We Are Not Able To Effectively Manage Expanding Operations, Then Our Business May Be Harmed

Our business plan anticipates that the business operations of House of Brussels will undergo significant expansion as we implement our business plan. This expansion will require us to hire additional personnel and establish new retail premises. We anticipate that this growth will place a significant strain on our managerial, operational and financial resources. To accommodate this growth, we must successfully find and train additional employees and acquire and establish new retail stores and operations. We may not succeed with these efforts. Our failure to expand in an efficient manner could cause our expenses to be greater than anticipated, our revenues to grow more slowly than expected and could otherwise have an adverse effect on our business, financial condition and results of operations.

If We Are Unable To Hire And Retain Key Personnel, Then We May Not Be Able To Implement Our Business Plan

We will depend on the services of the senior management and key personnel of House of Brussels if the acquisition is completed. The loss of the services of any of our key management, sales or operations personnel could have an adverse effect on our business, financial condition and the results of operations of House of Brussels.

If We Are Not Able To Compete Effectively, Then Our Business Will
Be Harmed

There are many companies that manufacture chocolate products and that are engaged in the retail market for chocolate products. Competition is intense and there is no assurance that we will be able to expand the operations of House of Brussels if the acquisition is complete. Competition could adversely affect our business, financial condition and results of operations. In addition, our competitors may develop competing business strategies and products that gain greater market acceptance. It is also possible that new competitors may emerge and acquire significant market share. Our inability to attract consumers and earn revenue due to competition will have an adverse effect on our business, financial condition and results of operations.

There Is A Limited Market For Our Common Stock.  If A Market For
Our Common Stock Is Developed, Then Our Stock Price May Be Volatile

Our common stock is traded on the NASD OTC Bulletin Board.
However, there is a limited market for our common stock and there is no assurance that investors will be able to sell their shares in the public market. We anticipate that the market price of our common stock will be subject to wide fluctuations in response to several factors, such as:

     1.  our ability to complete the acquisition of House of Brussels;
     2. our ability to achieve the necessary financing to complete our plan of operations;
     3.  actual or anticipated variations in our results of operations;
     4.  our ability or inability to generate new revenues;
     5.  increased competition; and
     6. conditions and trends in the chocolate products manufacturing and retail industries.

Further, companies traded on the OTC Bulletin Board have traditionally experienced extreme price and volume fluctuations. Accordingly, our stock price may be adversely impacted by factors that are unrelated or disproportionate to our operating
performance.   These market fluctuations, as well as general
economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock.

If Our Stock Price Is Volatile, We May Become Subject To Securities Litigation Which Is Expensive And Could Result In A Diversion Of
Resources

In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. Any litigation arising from the volatility in the price of our common stock could have a material adverse effect upon our business, financial condition and results of operations.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

Mr. Evan Baergen, a director and principal of GFC, was appointed as one of our directors and as our secretary and treasurer concurrently with the execution of our agreement to acquire GFC on June 26, 2001. Mr. Baergen was appointed as our president on July 16, 2001. Mr. Baergen has more than 15 years of management, technical and financial experience and has held positions with
PricewaterhouseCoopers and Northern Telecom.   Mr. Baergen holds a
Bachelor Business Administration in accounting from Simon Fraser University, and Electronics Engineering Technology Diploma from Northern Alberta Institute of Technology and is an accredited Chartered Accountant from the Institute of Chartered Accountants of British Columbia.

Mr. Howard Thomson resigned as our secretary and treasurer on June 8, 2001. Mr. Thomson resigned as a director on June 26, 2001. Mr. Logan Anderson resigned as our president and as a director on July 16, 2001.


Item 6. Exhibits and Reports on Form 8-K.

EXHIBITS

None

REPORTS ON FORM 8-K

None

                             SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

GREEN FUSION CORPORATION

Date:   August 10, 2001



By:              /S/ Evan Baergen
                 ----------------------------------
                 EVAN BAERGEN
                 President, Secretary and Treasurer
                 Director