Form 10QSB
period 2001-09-30
GREEN FUSION CORP
filed 2001-11-14
CIK 1072367

                         UNITED  STATES
               SECURITIES  AND  EXCHANGE  COMMISSION
                     Washington,  DC  20549

                          FORM  10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For  the  quarterly  period  ended  September  30,  2001

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


Suite 1650, 200 Burrard Street
Vancouver, BC                                 V6C  3L6
----------------------------------            ----------
(Address of principal executive offices)      (Zip  Code)

Issuer's  telephone  number,  including  area  code:  604-484-4940
                                                ------------

        Suite  202,  810  Peace  Portal  Dr.,  Blaine,  WA  98230
        -----------------------------------------------------------
        (Former  name,  former  address  and  former  fiscal  year,  if changed  since  last  report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
8,770,000 Shares of $.001 par value Common Stock outstanding as of October 29,2001.

Green  Fusion  Corporation
Form  10-QSB
September  30,  2001

--------------------------------------------------------------------------------



                                Table of Contents
                                -----------------

PART  1  -  FINANCIAL INFORMATION.............................................3

Item  1.  Financial Statements................................................3

Item  2.  Management's Discussion and Analysis or Plan of Operations.........10

PART  II  -  OTHER INFORMATION...............................................14

Item  1.  Legal Proceedings..................................................14

Item  2.  Changes in Securities..............................................14

Item  3.  Defaults upon Senior Securities....................................14

Item  4.  Submission of Matters to a Vote of Security Holders................14

Item  5.  Other Information..................................................14

Item  6.  Exhibits and Reports on Form 8-K...................................15

Green  Fusion  Corporation
Form  10-QSB
September  30,  2001

--------------------------------------------------------------------------------



PART  1  -  FINANCIAL  INFORMATION

Item  1.      Financial  Statements
------------------------------------

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b)of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.


Green  Fusion  Corporation
(A  Development  Stage  Company)
Balance  Sheet

-------------------------------------------------------------------------------
(expressed  in  U.S.  dollars)


                                                   SEPTEMBER 30   DECEMBER 31
                                                       2001           2000
                                                   ------------   -----------
                                                    (unaudited)    (audited)
ASSETS
Current  assets
  Cash                                             $        -     $    5,552
  Note receivable                                     200,000              -
                                                   ------------   -----------
Total current assets                                  200,000          5,552


Other assets                                           15,248         15,248
                                                   ------------   -----------
                                                   $  215,248     $   20,800
                                                   ============   ===========


LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities
  Accounts payable and accrued liabilities         $   87,653     $   31,501
  Short-term loan                                     427,227              -
  Shareholder loan                                      8,401              -
                                                   ------------   -----------
Total current liabilities                             523,281         31,501


Capital stock
  Authorized
    100,000,000 common shares, $0.001 par value
  Issued
    8,370,000 (2000 - 2,565,000) common shares          8,370          2,565
Additional paid-in capital                            292,680         89,485
Accumulated deficit                                  (609,083)      (102,751)
                                                   ------------   -----------
                                                     (308,033)       (10,701)
                                                   ------------   -----------
                                                   $  215,248     $   20,800
                                                   ============   ===========




             The accompanying notes are an integral part of these
                       consolidated financial statements.


Green  Fusion  Corporation
(A  Development  Stage  Company)
Statement  of  Operations

-------------------------------------------------------------------------------
(expressed  in  U.S.  dollars)

                                                                  PERIOD FROM
                                                                 MARCH 5, 1998
                                                                   (DATE OF
                                       FOR THE NINE MONTHS      INCORPORATION)
                                        ENDED SEPTEMBER 30     TO SEPTEMBER 30,
                                         2001          2000           2001
                                      -----------   -----------   -------------
                                      (unaudited)   (unaudited)   (unaudited)
Sales                                 $        -    $        -    $        -
Cost of sales                                  -             -             -
                                      -----------   -----------   -------------
Gross profit                                   -             -             -

Operating expenses
  General and administrative             506,332        31,313       609,083
                                      -----------   -----------   -------------
                                         506,332        31,313       609,083

Income (loss) for the period          $ (506,332)   $  (31,313)   $ (609,083)
                                      ===========   ===========   =============

Weighted-average number of
  common shares outstanding            7,756,866     2,565,000    $7,756,866

Basic and diluted loss per share      $    (0.07)   $    (0.01)   $    (0.08)
                                      ===========   ===========   =============




             The accompanying notes are an integral part of these
                       consolidated financial statements.


Green  Fusion  Corporation
(A  Development  Stage  Company)
Statement  of  Changes  in  Shareholders'  Equity  (Deficiency)

-------------------------------------------------------------------------------
(expressed  in  U.S.  dollars)

                                                                                   ACCUMU-
                                                                                    LATED
                                                                                    OTHER
                                                                ADDI-                COM-
                                                               TIONAL               PREHEN-
                                                               PAID IN               SIVE  SHAREHOLDERS'
                                               COMMON STOCK    CAPITAL    DEFICIT   INCOME DEFICIENCY
                                            SHARES     AMOUNT
                                            ---------  ------  ---------  ----------  ---  ----------
MARCH 5, 1998
(DATE OF INCORPORATION)                             -       -         -           -     -          -

Private placement #1 - March 30, 1998
1,550,000 common shares@$0.001/share        1,550,000  $1,550  $      -   $       -   $ -  $   1,550
Common stock issued - April 6, 1998
In exchange for assets @$0.05/share            50,000      50     2,450           -     -      2,500
Common stock issued - June 30, 1998
First Offering  @$0.05/share                  700,000     700    34,300           -     -     35,000
Common stock issued - July 28, 1998
Second Offering  @$0.20/share                 265,000     265    52,735           -     -     53,000
Loss for the year ended December 31, 1998           -       -         -      (1,926)    -     (1,926)
                                            ---------  ------  ---------  ----------   --  ----------
BALANCE - DECEMBER 31, 1998                 2,565,000  $2,565  $ 89,485   $  (1,926)  $ -  $  90,124

Loss for the year ended December 31, 1999           -       -         -      (5,894)    -     (5,894)
                                            ---------  ------  ---------  ----------   --  ----------
BALANCE - DECEMBER 31, 1999                 2,565,000  $2,565  $ 89,485   $  (7,820)  $ -  $  84,230
                                            ---------  ------  ---------  ----------   --  ----------

Loss for the period                                 -       -         -     (94,931)    -    (94,931)
                                            ---------  ------  ---------  ----------   --  ----------
Balance - December 31, 2000                 2,565,000  $2,565  $ 89,485   $(102,751)  $ -  $ (10,701)
                                            ---------  ------  ---------  ----------   --  ----------

Common stock issued - Aug. 31, 2001
In exchange for services @$1.00/share         125,000     125   124,875           -     -    125,000
Common stock issued - Aug. 31, 2001
In exchange for services @$1.00/share          60,000      60    59,940           -     -     60,000
                                            ---------  ------  ---------  ----------   --  ----------
Subtotal                                    2,750,000  $2,750  $274,300   $(102,751)  $ -  $ 174,299
                                            ---------  ------  ---------  ----------   --  ----------

3 for 1 share split - Sep. 5, 2001          5,500,000   5,500    (5,500)          -     -          -
                                            ---------  ------  ---------  ----------   --  ----------
Subtotal - post share split                 8,250,000  $8,250  $268,800   $(102,751)  $ -  $ 174,299
                                            ---------  ------  ---------  ----------   --  ----------

Common stock issued - Sep. 28, 2001
In exchange for services @$0.20/share         120,000     120    23,880           -     -     24,000
Loss for the period                                 -       -         -    (506,332)    -   (506,332)
                                            ---------  ------  ---------  ----------   --  ----------
Balance - September 30, 2001 (unaudited)    8,370,000  $8,370  $292,680   $(609,083)  $ -  $(308,033)
                                            =========  ======  =========  ==========   ==  ==========



               The accompanying notes are an integral part of these
                        consolidated financial statements


Green  Fusion  Corporation
(A  Development  Stage  Company)
Statement  of  Cash  Flows

-------------------------------------------------------------------------------
(expressed  in  U.S.  dollars)
                                                                                                   PERIOD FROM
                                                                                                     MARCH 5,
                                                                              FOR THE NINE MONTHS     1998
                                                                              ENDED SEPTEMBER 30    (DATE OF
                                                                                2001       2000        2001
                                                                             ----------  ---------  ----------
                                                                            (unaudited) (unaudited)
CASH  FLOWS  FROM  OPERATING  ACTIVITIES
Loss for the period                                                          $(506,332)  $(31,313)  $(545,465)
Adjustments to reconcile loss for the period to net
  cash used in operating activities
   Common stock issued for payment of fees                                     209,000          -     209,000
Changes in non-cash working capital items
   Note receivable                                                            (200,000)         -    (200,000)
   Prepaid expenses                                                                  -          -      (1,800)
   Accounts payable and accrued liabilities                                     56,152     12,199      70,511
                                                                             ----------  ---------  ----------
                                                                              (441,180)   (19,114)   (483,002)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Short-term loan                                                                427,227          -     427,227
Shareholder loan                                                                 8,401          -       8,401
                                                                             ----------  ---------  ----------
                                                                               435,628          -     527,678
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Purchase of mineral rights                                                           -          -      (8,700)
Mineral rights development costs                                                     -          -     (31,777)
Development costs                                                                    -     (4,199)     (4,199)
                                                                             ----------  ---------  ----------
                                                                                     -     (4,199)    (44,676)
                                                                             ----------  ---------  ----------
Increase (decrease) in cash and cash equivalents                             $  (5,552)  $(23,313)  $       -
Cash and cash equivalents, beginning of the period                               5,552     28,865           -
                                                                             ----------  ---------  ----------
Cash and cash equivalents, end of the period                                 $       -   $  5,552   $       -
                                                                             ==========  =========  ==========



               The accompanying notes are an integral part of these
                        consolidated financial statements

Green  Fusion  Corporation
Form  10-QSB
September  30,  2001

--------------------------------------------------------------------------------



Notes to the Consolidated Financial Statements

General

Green Fusion Corporation was incorporated on March 5, 1998 in the state of Nevada and is listed on the OTC Bulletin Board under the GRFU symbol. In the past, the Company has acquired and developed certain mineral rights in Canada. All of these rights have expired. The Company has been seeking other business opportunities and has entered into an agreement to purchase a chocolate manufacturer and marketer.

Basis  of  Presentation

The accompanying financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States for interim financial information. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the unaudited consolidated financial statements contain all adjustments necessary (consisting of normal recurring adjustments) for a fair presentation of the financial position as at September 30, 2001 and 2000 and the results of operations for the periods ended September 30, 2001 and 2000. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2000.


Note  Receivable

Green Fusion has entered into a definitive acquisition agreement (the "Share Purchase Agreement") dated August 17, 2001 and executed on August 23, 2001 with the shareholders of House of Brussels Holdings Ltd. ("House of Brussels") to acquire all of the issued and outstanding shares of House of Brussels. House of Brussels owns and operates Brussels Chocolates Ltd. based in Vancouver, British Columbia, Canada.

Under the Share Purchase Agreement, Green Fusion will issue an additional 39,000,000 (post-split) shares of common stock to the shareholders of House of Brussels in exchange for 14,500 common shares of House of Brussels held by their selling shareholders, being all of the issued and outstanding common shares of House of Brussels to complete the acquisition of House of Brussels. The closing of this acquisition is contingent upon Green Fusion completing a financing to raise proceeds of US $1,000,000, primarily to be used to expand House of Brussels current business. To date, $200,000 has been advanced to House of Brussels. The balance of $800,000 was to be advanced to House of Brussels by October 22, 2001. Both parties signed an agreement extending this date to November 22, 2001.

The interim advances of $200,000 and any other amounts advanced to House of Brussels are to be advanced as loans payable 120 days following demand, bearing interest at the rate of prime (being the prime rate of interest charged by the Royal Bank of Canada to its best commercial customers) plus 2% per annum and will be evidenced by promissory notes executed by House of Brussels in favor of Green Fusion. In the event that Green Fusion's acquisition of House of Brussels is not completed for any reason, the Interim Loans will remain outstanding and repayable in full, 120 days following demand, and will continue to be evidenced by the executed promissory note.

Green  Fusion  Corporation
Form  10-QSB
September  30,  2001

--------------------------------------------------------------------------------



Accounts  payable

Accounts payable are to GFC Ventures Corporation, a company that provides management, fund raising and office services to Green Fusion. GFC Ventures Corporation initially signed a Letter of Intent with House of Brussels and designated Green Fusion as the public company contemplated by the agreement. In return, Green Fusion agreed to purchase all of the outstanding shares of GFC Ventures Corporation in consideration of the issuance of 4,500,000 restricted shares of Green Fusion common stock. To date, this agreement has not been completed.

Short-term  and  Shareholder  Loans

Loans payable consists of monies advanced to the Company for operating expenses. These loans accrue interest at the rate of 10% per annum and is payable upon demand of the shareholder.


Contingencies

The  Company  is  not  currently  involved  in  any  litigation.

Recently  Issued  Accounting  Pronouncements

Recently issued accounting pronouncements will have no significant impact on the Company and its reporting methods.

Green  Fusion  Corporation
Form  10-QSB
September  30,  2001

--------------------------------------------------------------------------------



Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operations
----------------------------------------------------------------------------

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

Plan  of  Operations


Green Fusion has entered into a definitive acquisition agreement (the "Share Purchase Agreement") dated August 17, 2001 and executed on August 23, 2001 with the shareholders of House of Brussels Holdings Ltd. ("House of Brussels") to acquire all of the issued and outstanding shares of House of Brussels. House of Brussels owns and operates Brussels Chocolates Ltd. based in Vancouver, British Columbia, Canada.

Under the Share Purchase Agreement, Green Fusion will issue an additional 39,000,000 (post-split) shares of common stock to the shareholders of House of Brussels in exchange for 14,500 common shares of House of Brussels held by their selling shareholders, being all of the issued and outstanding common shares of House of Brussels to complete the acquisition of House of Brussels. The closing of this acquisition is contingent upon Green Fusion completing a financing to raise proceeds of US $1,000,000 (the "Minimum Placement Amount"), primarily to be used to expand House of Brussels current business. To date, $200,000 has been advanced to House of Brussels (the "Interim Loans"). The balance of $800,000 was to be advanced to House of Brussels by October 22, 2001. Both parties signed an agreement effective October 22, 2001 extending this date to November 22, 2001.

The Interim Loans of $200,000 and any other amounts advanced to House of Brussels under the Share Purchase Agreement are to be advanced as loans payable 120 days following demand, bearing interest at the rate of prime (being the prime rate of interest charged by the Royal Bank of Canada to its best commercial customers) plus 2% per annum and will be evidenced by promissory notes executed by House of Brussels in favor of Green Fusion. In the event that Green Fusion's acquisition of House of Brussels is not completed for any reason, the Interim Loans will remain outstanding and repayable in full, 120 days following demand, and will continue to be evidenced by the executed promissory note.

Green  Fusion  Corporation
Form  10-QSB
September  30,  2001

--------------------------------------------------------------------------------



In order to fund the advances and to raise corporate working capital, Green Fusion is attempting to complete an offering on a private placement basis of up to 4,500,000 units at a price of not less than $0.28 per unit, with each unit consisting of one share of our common stock and one share purchase warrant. Each share purchase warrant will entitle the holder to purchase one additional share of common stock for a period of one year, at an exercise price of not less than $.28 per share. The minimum goal with respect to this private placement is to complete a sufficient amount to meet the financing requirement under the Share Purchase Agreement and to repay any funds borrowed to make the Interim Loans by no later than November 22, 2001. As of November 9, 2001, the Company has sold 250,000 units for $0.28 per unit and has not received sufficient financing to meet the Minimum Placement Amount.

The closing of the purchase and sale of the House of Brussels Shares (the "Closing") will take place, subject to the terms and conditions of the Share Purchase Agreement, on the date that is five business days following the date of notification by Green Fusion to House of Brussels that Green Fusion has completed arrangements for the financing of the Minimum Placement Amount.

The current and future business potential of Brussels has been analyzed and the Company believes that there is substantial room to increase its profitability through diversification of the business both in terms of channel sales and geography and through full utilization of its manufacturing capacity.

On September 1, 2001, Green Fusion signed a Management Services Agreement with GFC Ventures Corporation (GFC) to provide management, fund raising and office services to Green Fusion. The Agreement required Green Fusion to reimburse GFC for expenses incurred from July 1, 2001 to August 31, 2001 in connection with the House of Brussels transaction. The Agreement provided for the assignment of advances made from GFC to House of Brussels to Green Fusion in consideration for Green Fusion assuming the short-term loans that GFC had incurred to obtain the funds. GFC had initially signed a Letter of Intent with House of Brussels and designated Green Fusion as the public company contemplated by the agreement. In return, Green Fusion agreed to purchase all of the outstanding shares of GFC Ventures Corporation in consideration of the issuance of 4,500,000 restricted shares of Green Fusion common stock. To date, this agreement has not been completed.


Abandonment  of  Previous  Exploration  Business

Green Fusion was previously an exploration stage company engaged in the acquisition and exploration of mineral properties. The Company had acquired an interest in three mineral claims that are located in the Smith Bay region of the Province of Saskatchewan, Canada in 1998. An initial exploration program on these mineral properties was completed and a geological report based on this initial exploration program was obtained. This geological report recommended that additional exploration work be completed in order to ascertain whether the properties possessed commercially viable quantities of uranium ore. The Company was determined to carry out the geological exploration work program recommended by the geological report but was unable to raise the financing required to carry out this work program or to pay for the ongoing maintenance of the mineral claims. As a result of this failure to achieve financing, Green Fusion determined in the first quarter of 2001 to let its interest in the mineral claims lapse.

Green  Fusion  Corporation
Form  10-QSB
September  30,  2001

--------------------------------------------------------------------------------



Results  Of  Operations

The Company did not achieve any revenue during the nine months ending September 30, 2001. No revenues are anticipated until such time as the acquisition of House of Brussels or some other revenue-generating business is completed, of which there is no assurance. There is also no assurance that the Company will be able to complete any acquisitions, due to the fact that there is minimal cash, a working capital deficit, or that any business acquired will generate revenues or will be profitable.

Net loss and operating expenses were $506,332 for the nine months ending September 30, 2001, compared to $31,313 for the nine months ending September 30, 2000. The operating expenses were incurred primarily in connection with Green Fusion's efforts to acquire House of Brussels and to complete the Share Purchase Agreement. These expenses for the nine months ending September 30, 2001 included $209,000 for consulting services related to business development, assistance in funding raising activities and marketing. The remaining operating expenses of $297,332 consisted of fees invoiced from GFC Ventures Corporation, a company that supplies, management, funding raising and office services to Green Fusion pursuant to its management services agreement. Included in this amount are staffing and consulting fees paid in connection with efforts to acquire a new business in the amount of $149,875 and professional fees in the amount of $82,343, including professional fees incurred in connection with reporting requirements under the Securities Exchange Act of 1934. The remaining $65,114 of expenses relate to office costs, including rent, travel costs associated with efforts to acquire a new business and interest costs on the short-term loans.


Liquidity  And  Capital  Resources

The Company had no cash as of September 30, 2001, compared to cash in the amount of $5,552 as of December 31, 2000. The Company's working capital deficit increased to $323,281 as of September 30, 2001, compared to a working capital deficit of $25,949 as of December 31, 2000. Accounts payable increased to $87,653 as of September 30, 2001, compared to $31,501 as of December 31, 2000 as a result of increased activity within the Company.

During the first nine months of 2001 the Company obtained a loan from a shareholder in the amount of $8,401 and short-term loans in the amount of $427,227 (including accrued interest), to pay a portion of the increased operating expenses while the Company negotiated the purchase of House of Brussels and to advance $200,000 to House of Brussels as part of acquisition agreement with House of Brussels. These are demand loans and accrue interest at the rate of 10% per annum. There is no assurance that the Company will be able to obtain any further loans.

The Company also issued the equivalent of 675,000 post-split shares of common stock, as payment for $209,000 of consulting services related to business development, strategic planning and marketing during the three months ended September 30, 2001.

Green Fusion requires additional funding in order to enable the Company to complete the acquisition of House of Brussels (or a different company) and to pay ongoing operating costs, accounts payable and shareholder and short-term loans. Ongoing operating costs include rent, consulting fees and expenses associated with complying with the obligations as a reporting issuer under the Securities Exchange Act of 1934.

Green  Fusion  Corporation
Form  10-QSB
September  30,  2001

--------------------------------------------------------------------------------



As mentioned previously, the Company is seeking the additional funding in the form of equity financing from the sale of its common stock and/or share purchase warrants and has sold 250,000 units to date. Additional funding is still needed to enable the Company to complete the acquisition of House of Brussels and pursue its plan of operations. There is no assurance that the Company will achieve sufficient financing to meet the Company's stated objectives. The
Company believes that debt financing is currently not a viable funding alternative.

Until the Company completes its purchase of House of Brussels or another business venture, of which there is no assurance, it does not anticipate purchasing significant assets or hiring many additional employees.

Green  Fusion  Corporation
Form  10-QSB
September  30,  2001

--------------------------------------------------------------------------------



PART  II  -  OTHER  INFORMATION

Item  1.  Legal  Proceedings
-----------------------------

None

Item  2.  Changes  in  Securities
----------------------------------

The Company affected a 3 for 1 split of its common stock on September 4, 2001. Shareholders of record on August 31, 2001, were issued two additional shares of common stock for each share held on the record date.

During the quarter ended September 30, 2001, the Company issued 125,000 and 60,000 pre-split (375,000 and 180,000 post-split) shares of common stock, pursuant to two consulting agreements dated August 31, 2001. Services provided pursuant to the consulting agreements include business development, strategic planning and marketing. The securities were issued in consideration for services provided to the Company on the basis of one pre-split share for each $1.00 of services provided. The securities issued were registered by our Form S-8 registration statement filed with the SEC on August 31, 2001.

The Company also issued 120,000 shares of common stock pursuant to a Consulting Agreement dated September 28, 2001 for business development and marketing services. The securities were issued in consideration for services to be provided to the Company on the basis of one post-split share for each $0.20 of services to be provided.

Item  3.  Defaults  upon  Senior  Securities
---------------------------------------------

None

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders
----------------------------------------------------------------------

None

Item  5.  Other  Information
-----------------------------

Mr. Evan Baergen, who was appointed as a director on June 26, 2001, was also appointed as the president of Green Fusion Corporation on July 16, 2001, upon the resignation of Mr. Logan Anderson as president and director on July 16, 2001.

On September 11, 2001, Mr. Martin Kelly agreed to serve as a director of the Company. Mr. Kelly's background has been in product development, distribution and sales. He has owned his owned wholesale

Green  Fusion  Corporation
Form  10-QSB
September  30,  2001

--------------------------------------------------------------------------------



distribution company as well playing a key role in the distribution process of companies like Ben & Jerry's of New York. Since 1996, Mr. Kelly has responsible for the design and development of a distribution company in the New York market dealing directly with several high profile retail chains, including 7-Eleven, Walgreen's, Duane Reade and Rite Aid. Mr. Kelly is currently employed by Dreyer's Ice Cream and is responsible for the design and development of wholesale distribution in the New York market.

Item  6.  Exhibits  and  Reports  on  Form  8-K
------------------------------------------------

Exhibits

Exhibit  10.2  -  Share  Purchase  Agreement  -  Extension  Agreement
Exhibit  10.3  -  Management  Services  Contract
Exhibit  99.1  -  Risk  Factors

Reports  On  Form  8-K

A Form 8-K was filed August 30, 2001, to disclose the details of a definitive acquisition agreement dated August 17, 2001, between the Company and the shareholders of House of Brussels Holdings Ltd. ("House of Brussels"), to acquire all of the issued and outstanding shares of House of Brussels. The Form 8-K also disclosed a three for one split of the Company's common stock, effected by way of a stock dividend to the Company's shareholders of record on August 31, 2001.

Green  Fusion  Corporation
Form  10-QSB
September  30,  2001

--------------------------------------------------------------------------------



Signatures

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN  FUSION  CORPORATION

Date:   November  12,  2001



By:              /S/  L.  Evan  Baergen
                 ----------------------------------
                 L.  EVAN  BAERGEN
                 President, Secretary and Treasurer
                 Director