Form 10KSB
period 2001-12-31
GREEN FUSION CORP
filed 2002-04-01
CIK 1072367

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For  the  fiscal  year  ended  December  31,  2001

[ ]    TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

        Suite #208 - 750 Terminal Avenue, Vancouver, B.C. Canada  V6A 2M5
        -----------------------------------------------------------------
                     (Address of principal executive offices)

       Registrant's telephone number, including area code: (604) 484-4940


Securities  registered  pursuant  to  Section  12(b)  of  the  Act:  None

Securities registered pursuant to Section 12 (g) of the Act: Common Stock, $0.001 par value

Check  whether  the  issuer  (l)  has  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues  for  2001  were  $NIL.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of February 28, 2002 is $975,965.

The number of shares of the issuer's Common Stock outstanding as of February 15, 2002 is 9,795,000.

Transitional  Small  Business  Disclosure  Format  (check  one):  Yes [ ] No [X]

                                TABLE OF CONTENTS
                                -----------------


PART I                                                                         3

ITEM 1.      Description  of  Business                                         3
ITEM 2.      Description  of  Property                                         8
ITEM 3.      Legal  Proceedings                                                8
ITEM 4.      Submission of Matters to a Vote of Security Holders.              8

PART II                                                                        9

ITEM 5.      Market for Registrant's Common Equity and Related
             Stockholders Matters                                              9
ITEM 6.      Management's Discussion and Analysis or Plan of Operation        10
ITEM 7.      Financial  Statements                                            14
ITEM 8.      Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                         26

PART III                                                                      26

ITEM 9.      Directors, Executive Officers, Promoters and Control
             Persons; Compliance with Section 16(a) of the Exchange Act.      26
ITEM 10.     Executive  Compensation                                          27
ITEM 11.     Security Ownership of Certain Beneficial Owners and
             Management                                                       29
ITEM 12.     Certain Relationships and Related Transactions                   30
ITEM 13      Exhibits, Financial Statement Schedules and Reports
             on Form 8-K                                                      31

SIGNATURES                                                                    32

                                     PART I

Certain statements contained in this Form 10-KSB constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Exchange Act. These statements, identified by words such as "plan", "anticipate," "believe," "estimate," "should," "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the captions "Description of Business", "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-KSB. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

ITEM  1.          DESCRIPTION  OF  BUSINESS

Organization

Green Fusion Corporation ("we" or the "Company") was incorporated as a Nevada Corporation on March 5, 1998. We were formed for the purpose of engaging in the business of mineral exploration. We have abandoned our mineral exploration business. We are currently in the process of attempting to complete the acquisition of House of Brussels Holdings Ltd. ("House of Brussels"), a manufacturer and retailer of high quality chocolate products, as described below.

Status  of  Planned  Acquisition  of  House  of  Brussels  Holdings  Ltd.

We entered into a definitive acquisition agreement (the "Original Share Purchase Agreement") dated August 17, 2001 with House of Brussels and the shareholders of House of Brussels to acquire all of the issued and outstanding shares of House of Brussels. House of Brussels owns and operates Brussels Chocolates Ltd. ("Brussels Chocolates") based in Vancouver, British Columbia, Canada. This Original Share Purchase Agreement has terminated, as discussed below.

Under the Original Share Purchase Agreement, we agreed to issue an additional 39,000,000 shares of our common stock to the shareholders of House of Brussels in exchange for 14,500 common shares of House of Brussels held by their selling shareholders, being all of the issued and outstanding common shares of House of Brussels to complete the acquisition of House of Brussels. The closing of this acquisition was contingent upon us completing a financing to raise proceeds of US $1,000,000 (the "Minimum Placement Amount"). The proceeds of this private placement were primarily to be used to expand House of Brussels' current business.

We were successful in raising $250,000 in financing during the third and fourth quarters of 2001. Of this amount, $200,000 was advanced to House of Brussels as an interim loan. These interim loans were advanced to House of Brussels as loans payable 120 days following demand, bearing interest at the rate of prime (being the prime rate of interest charged by the Royal Bank of Canada to its best commercial customers) plus 2% per annum and are evidenced by promissory notes executed by House of Brussels. The terms of the interim loans state that in the event that our planned acquisition of House of Brussels is not completed for any reason, the interim loans will remain outstanding and repayable in full, 120 days following demand, and will continue to be evidenced by the executed promissory notes.

We negotiated two extensions to the Original Share Purchase Agreement in order to give us additional time to raise the Minimum Placement Amount. The first extension was to October 22, 2001 and the second extension was to February 15, 2002. We were not successful in completing the financings required to satisfy the Minimum Placement Amount. Accordingly, the Original Share Purchase Agreement has terminated in accordance with its terms.

We executed a memorandum of agreement with House of Brussels, GFC Ventures and the shareholder of House of Brussels on March 11, 2002 that contemplates our acquisition of House of Brussels and GFC

Ventures. This memorandum of agreement is subject to the execution of a definitive acquisition agreement by March 31, 2002. Under the memorandum of agreement, we would issue a reduced number of shares of our common stock to the shareholders of House of Brussels in consideration of the transfer of all of the shares of House of Brussels to us. In addition, we would issue additional shares of our common stock in consideration of the conversion of debt accrued by us and House of Brussels into equity and in consideration for the acquisition of GFC Ventures.

We are presently in negotiations to execute a new share purchase agreement with House of Brussels and the shareholders of House of Brussels for the acquisition of House of Brussels, as contemplated in the March 11, 2002 memorandum of agreement. We are pursuing a revised acquisition agreement that would not make the acquisition of House of Brussels subject to our completion of any financing. We anticipate that the number of shares of our common stock to be issued to the shareholders of House of Brussels would be as set forth in the March 11, 2002 memorandum of agreement. We also anticipate that the new share purchase agreement would contemplate the issuance by us of additional shares of our common stock and share purchase warrants as consideration for the cancellation of indebtedness and convertible notes that we have accrued in pursuing the acquisition of House of Brussels, as contemplated in the March 11, 2002 memorandum of agreement.

While we have not completed the acquisition of House of Brussels, we have been undertaking management functions at House of Brussels since the execution of the Original Share Purchase Agreement. We gave up our leased premises effective January 31, 2002 and have moved our operations into House of Brussels' premises. Our management services, including the services of Evan Baergen, our president and director, include services provided through our management services agreement with GFC Ventures, as described below.

Acquisition  of  GFC  Ventures

We signed an agreement on June 26, 2001 to acquire GFC Ventures Corp. ("GFC Ventures"), a company that had signed a letter of intent with House of Brussels. We agreed to issue 4,500,000 shares of our common stock to the shareholders of GFC Ventures in consideration of the acquisition of GFC Ventures and its rights to acquire House of Brussels. We have also signed a management services agreement with GFC to provide management, fund raising and office services until the purchase of GFC and House of Brussels can be completed. To date, this agreement has not been completed. We anticipate that the number of shares to be issued to complete this acquisition will be increased, as contemplated in the March 11, 2002 memorandum of agreement, in order to reflect the increased contribution of GFC to the management, expansion and financing of the business of House of Brussels since the execution of the Original Share Purchase Agreement.

GFC  Management  Services  Agreement

On September 1, 2001, we signed a management services agreement with GFC Ventures to provide management and office services to us in connection with our planned acquisition of House of Brussels. Under the terms of this agreement, GFC Ventures has agreed to provide co-ordination of finances, due diligence, regulatory compliance, administration, and business development services. The agreement required us to reimburse GFC Ventures for expenses incurred from July 1, 2001 to August 31, 2001 in connection with the House of Brussels transaction. The agreement also provided for the assignment of advances made from GFC Ventures to House of Brussels to us in consideration for our assuming the short-term loans that GFC Ventures had incurred to obtain the funds. GFC Ventures has continued to provide management services to us since September 1, 2001. We have agreed to reimburse GFC Ventures, at cost, for all expenses incurred by GFC Ventures in its normal operation to perform the tasks required under the management services agreement, which includes salary and consultant's fees, rent, general office expenses and direct expenses incurred for our benefit.

Business  of  House  of  Brussels  Ltd.

House of Brussels Holdings Ltd. owns and operates Brussels Chocolates, an established manufacturer and retailer of gourmet quality chocolate products in Vancouver, British Columbia, Canada. Brussels

Chocolates is a premier manufacturer and distributor of gourmet, high-quality Belgian chocolates through retail distribution channels in 8 corporate store locations and a wholesale network mainly in Canada, and to a lesser degree in the United States and overseas. Since 1983, Brussels Chocolates has been an established chocolate manufacturer and retailer in the Vancouver, British Columbia metropolitan region and its name has become synonymous with high quality gourmet Belgian chocolates at an affordable cost.

Brussels Chocolates offers a full line of gourmet quality, Belgian chocolates, utilizing high grade chocolate and quality ingredients. Brussels Chocolate's signature product is its "hedgehog" chocolate - a molded chocolate design that blends aesthetics with taste for a strong customer appeal. The "hedgehog" is a traditional Belgian symbol of good luck, and the Brussels Chocolates manufactures its "hedgehog" chocolates in eighteen different flavors, including almond dark chocolate, macadamia milk chocolate and hazelnut white chocolate. Brussels Chocolates also offers fine quality chocolate bars in over 10 distinct flavors, as well as an assortment of truffles in flavors including maple creams. Brussels Chocolate's ice wine truffles are made with Canadian ice wine and have become increasingly popular.

Brussels Chocolates has historically received approximately 50% of its business through its corporate owned retail locations, and 50% through wholesale distribution. Brussels Chocolates manufactures all of its chocolate products in-house at a high-quality 30,000 square foot manufacturing facility in Vancouver, British Columbia. This facility is currently operating at approximately 10% capacity, and will provide ample production capabilities for a planned ramp up in sales and operations throughout Canada and the United States.

Business  Plan  for  Brussels  Chocolates

If we are able to complete the acquisition of House of Brussels, we plan to significantly expand the business operations of Brussels Chocolates. By completion of the acquisition, we believe Brussels Chocolates will be able to gain access to significant financial backing from the public markets, enabling rapid corporate growth. Since taking over the management of Brussels Chocolates, we have restructured costs and completed several wholesale distribution contracts. The financial backing of Green Fusion will provide the necessary working capital to allow Brussels to fulfill new distribution contracts. Management has also closed marginal retail stores that were the focus of a great deal of management's time, allowing efforts to be concentrated on wholesale distribution.

The intent of Green Fusion is to expand Brussels Chocolates manufacturing capabilities, by increasing sales to a level that would ultimately exceed current capacity. Management of Green Fusion is currently working with distributors and retailers to explore new products to meet consumer needs. In order for Brussels high quality chocolates to remain affordable, management's efforts have been concentrated within the United States, due to the difference in the value of the Canadian and U.S. dollars. Additionally, utilizing the inexpensive rates to areas such as California reduces shipping costs.

Employees

As  of February 15, 2002, we had four part-time and three full-time consultants.

Research  and  Development  Expenditures

We did not incur any research and development expenditures during the year ended December 31, 2001. Mineral rights and development costs were incurred in the amount of $2,000 in connection with the fiscal year ending December 31, 2000.

Patents  and  Trademarks

We do not own, either legally or beneficially, any patent or trademark as of December 31, 2001.

Previous  Exploration  Business

We were previously an exploration stage company engaged in the acquisition and exploration of mineral properties. We acquired an interest in three mineral claims that are located in the Smith Bay region of the Province of Saskatchewan, Canada.

We completed an initial exploration program on our properties. We obtained a geological report based on this initial exploration program. This geological report recommended that we undertake an additional exploration work program in order to ascertain whether its properties possessed commercially viable quantities of uranium ore. We determined to carry out the geological exploration work program recommended by the geological report but we were unable to raise the amount of $50,000 required to carry out this work program. In addition, we were unable to raise the financing required to pay for the ongoing maintenance of our mineral claims. As a result of this failure to achieve financing, our management determined to let our interest in the mineral claims lapse. Management believes that we were not successful in raising funds to carry out our planned exploration program due to the current depressed market for mineral resources and the difficulty of financing mineral exploration companies in the current market. We did not consider bringing in a joint venture partner for our mineral claims as management perceived that a joint venture partner would not enable us to raise financing to carry out the planned exploration program in the current financing environment.

RISK  FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this Annual Report and our filings with the SEC before investing in our common stock. If any of the following risks occur, or if others occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

Risks  Related  To  Our  Financial  Condition  And  Business  Plan
-------------------------------------------------------------------

If We Do Not Succeed in Acquiring House of Brussels, Then We Will Not Own Any Business Assets

There is no assurance that we will be able to acquire House of Brussels. In the event that we do not acquire House of Brussels, then we will not own any business assets. If we do not acquire House of Brussels, then we plan to pursue the acquisition of another business or business assets. However, there is no assurance that we would be able to acquire another business or business assets or that we would be able to finance any business or business assets acquired.

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

If  We  Do  Not  Obtain  Additional  Financing,  Our  Business  May  Fail

Our business plan calls for increased expenses associated with the expansion and acquisition of House of Brussels. We anticipate that revenues from operations will initially be insufficient to cover these expenses in the short term. Accordingly, we are likely to have substantial additional capital requirements. We can provide no assurance that such funding will be available if and when needed. Obtaining additional financing will be subject to a number of factors, including:

(i)     market  conditions;
(ii)    our  ability  to  complete  the  acquisition  of  House  of  Brussels;
(iii) the operating performance of House of Brussels, if the acquisition of House of Brussels is completed;
(iv) our ability to successful implement the business plan for the expansion of House of Brussels; and
(v)     investor  acceptance  of  our  business  plan.

These factors may make the timing, amount, terms and conditions of additional financing unattractive for us. If we are unable to raise additional capital, we may not be able to implement our business plan and our business may fail.

Risks  Related  To  Our  Markets  And  Strategy
-----------------------------------------------

If We Are Not Able To Effectively Manage Expanding Operations, Then Our Business May Be Harmed

Our business plan anticipates that the business operations of House of Brussels will undergo significant expansion as we implement our business plan. This expansion will require us to hire additional personnel and establish new wholesale distribution channels. We anticipate that this growth will place a significant strain on our managerial, operational and financial resources. To accommodate this growth, we must successfully find and train additional employees and acquire and establish new wholesale distribution channels and operations. We may not succeed with these efforts. Our failure to expand in an efficient manner could cause our expenses to be greater than anticipated, our revenues to grow more slowly than expected and could otherwise have an adverse effect on our business, financial condition and results of operations.

If We Are Unable To Hire And Retain Key Personnel, Then We May Not Be Able To Implement Our Business Plan

We will depend on the services of our management and key personnel of House of Brussels if this acquisition is completed. The loss of the services of any of our key management, sales or operations personnel could have an adverse effect on our business, financial condition and the results of operations of House of Brussels.

If  We  Are  Not  Able  To Compete Effectively, Then Our Business Will Be Harmed

There are many companies that manufacture chocolate products and that are engaged in the retail market for chocolate products. Competition is intense and there is no assurance that we will be able to expand the operations of House of Brussels if this acquisition is completed. Competition could adversely affect our business, financial condition and results of operations. In addition, our competitors may develop competing business strategies and products that gain greater market acceptance. It is also possible that new competitors may emerge and acquire significant market share. Our inability to attract consumers and earn revenue due to competition will have an adverse effect on our business, financial condition and results of operations.

Risks  Related  To  The  Market  For  Our  Common  Stock
--------------------------------------------------------

There  Is  A  Limited  Market  For Our Common Stock.  If A Market For Our Common
Stock  Is  Developed,  Then  Our  Stock  Price  May  Be  Volatile

Our common stock is traded on the Nasdaq OTC Bulletin Board. However, there is a limited market for our common stock and there is no assurance that investors will be able to sell their shares in the public market. We anticipate that the market price of our common stock will be subject to wide fluctuations in response to several factors, such as:

1.     actual  or  anticipated  variations  in  our  results  of  operations;
2.     our  ability  or  inability  to  generate  new  revenues;
3.     increased  competition;  and
4. conditions and trends in the chocolate products manufacturing and retail industries.

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

ITEM  2.     DESCRIPTION  OF  PROPERTY.

We currently do not own or lease any real property. We were leasing office space up until January 31, 2002 when we moved our business operations into premises operated by House of Brussels. See Description of Business.


ITEM  3.     LEGAL  PROCEEDINGS.

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

No matters were submitted to our security holders for a vote during the fourth quarter of our fiscal year ending December 31, 2001.

                                     PART II

ITEM  5.     Market  for  Registrant's  Common  Equity  and Related Stockholders
Matters

Market  Information

The Company's shares are currently trading on the OTC Bulletin Board under the stock symbol GRFU. The first day on which the Company's shares were traded was December 4, 2000. The high and the low bids for the shares for each quarter of actual trading were:


-------------------------------------------------------------------------
                              2001                       2000
-------------------------------------------------------------------------
QUARTER ENDED          HIGH          LOW          HIGH          LOW
-------------          ----          ---          ----          ---

March 31               0.17          0.07         N/A           N/A
June 30                1.67          0.07         N/A           N/A
September 30           0.45          0.19         N/A           N/A
December 31            0.32          0.09         0.07          0.07

-------------------------------------------------------------------------


The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

The market in which the Company's common stock trades is commonly referred to as the electronic bulletin board. In this market, an investor may find it more difficult to dispose of, or to obtain accurate quotations of the market value of the Company's common stock. In addition, the Company is subject to a rule promulgated by the Securities and Exchange Commission that provides that, if the Company fails to meet certain criteria set forth in such rule, various sales practice requirements are imposed on broker/dealers who sell the Company's common stock to persons other than established customers and accredited investors. For these types of transactions, the broker/dealer has to make a special investor suitability determination for the purchaser and to have received the purchaser's written consent to the transactions prior to sale.
Consequently, the rule may have an adverse effect on the ability of broker/dealers to sell the Company's common stock, which may, in turn, have an adverse effect on the ability of purchasers to sell the Company's common stock in the market.

Holders  of  Common  Stock

As of February 28, 2002, there were twenty (20) registered shareholders of the Company's common stock.

Dividends

We issued a stock dividend to our shareholders of record on August 31, 2001. Each shareholder of record was issued two additional shares of our common stock for each share held prior to the record date. Our common stock was approved for trading on a post-split basis effective as of September 4, 2001. As a result of this stock dividend, the issued and outstanding shares of our common stock increased from 2,565,000 shares to 7,695,000 shares.

There are no restrictions in our Articles of Incorporation or bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

(A) we would not be able to pay our debts as they become due in the usual course of business; or

(B) our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have neither declared nor paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. Our current policy is to retain any earnings in order to finance the expansion of our operations. Our board of directors will determine future declaration and payment of dividends, if any, in light of the then-current conditions they deem relevant and in accordance with the Nevada Revised Statutes.

Recent  Sales  of  Unregistered  Securities

In October 2001, the Company issued 250,000 units at a price of $0.28 per unit to two unrelated individuals for gross cash proceeds of $70,000. Each unit consisted of one share of common stock and one common stock purchase warrant. Each warrant is exercisable for 18 months at $0.28 per share of common stock. Issuance of the units was made in reliance upon the exemption from registration provided by Rule 506 of Regulation D under the Securities Act of 1933. The purchasers were accredited investors and had access to full information concerning the Company and represented that they purchased the units for the purchaser's own accounts and not for the purpose of distribution. The units contained a restrictive legend advising that the securities represented by the units may not be offered for sale, sold or otherwise transferred without being registered under the 1933 Act or pursuant to an exemption from registration under the 1933 Act. No underwriters were involved in the transaction; however a finder's fee of $7,000 was paid.

We issued 120,000 shares of our common stock pursuant to a consulting agreement dated September 28, 2001 for business development and marketing services. The securities were issued in consideration for services to be provided to the Company on the basis of one share for each $0.20 of services to be provided. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933.

ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS

GENERAL

We are currently attempting to complete the acquisition of House of Brussels. See Description of Business - Status of Planned Acquisition of House of Brussels Holdings Ltd."

Our results of operations for the year ended December 31, 2001 do not include the financial results of House of Brussels. Our results of operations will not reflect the financial results of House of Brussels until such time as this acquisition has been completed, of which there is no assurance. Our results of operations generally reflect the costs that we have incurred in connection with our attempts to acquire House of Brussels. These costs include significant costs incurred in connection with management services provided to House of Brussels for which we did not receive any revenue or reimbursement.


PLAN  OF  OPERATIONS

Our plan of operations is to complete the acquisition of House of Brussels. If we are able to complete the acquisition of House of Brussels, we plan to significantly expand the business operations of Brussels Chocolates. We have evaluated the current and future business potential of House of Brussels, and believe that there is substantial room to increase its profitability through diversification of the business, both in terms of channel sales and geography. Our key business objective will be to expand the business operations of Brussels in order to utilize 100% of its manufacturing capacity by the end of 2003. This planned expansion will include the development of new products and increased marketing and sales efforts
into  the United States.   See Item 1.  Description  of  Business  for  a  more
detailed  discussion  of our business plans for House of Brussels.

We plan on spending approximately $750,000 over the next twelve months in completing the acquisition of House of Brussels and, if we are successful in completing this acquisition, in expanding the business of House of Brussels by supplying additional working capital to House of Brussels. Our plan of operations and the amount spent in pursuing our plan of operations may vary depending on the availability to us of financing and decisions made by our management and board of directors in pursuing our plan of operations. We had a working capital deficit of $314,435 as of December 31, 2001. Accordingly, we will require significant amounts of additional financing in order to purse our plan of operations. See the discussion below under Liquidity and Capital Resources.

We anticipate that we will not purchase any plant or significant equipment over the next fiscal year. Likewise, additional employees hired by us will be few, if any.


RESULTS  OF  OPERATIONS

Revenues

We did not achieve any revenue during the year ending December 31, 2001. We anticipate that we will not earn any revenues until such time as the acquisition of House of Brussels or some other revenue-generating business is completed, of which there is no assurance. There is also no assurance that we will be able to complete any acquisitions, due to the fact that we have minimal cash and a substantial working capital deficit. There is also no assurance that any business acquired will generate revenues or will be profitable.

Operating  Expenses

Our operating expenses increased to $896,218 for the year ending December 31, 2001, compared to $94,931 for the year ending December 31, 2000. Our operating expenses were incurred primarily in connection with our efforts to acquire House of Brussels.

We  paid  a  total  of  $451,486  during the year ended December 31, 2001 to GFC
Ventures  Corp.  under  our  management  agreement  with GFC Ventures Corp.  See
Description of Business - GFC Ventures Management Services Agreement. The services provided by GFC Ventures included management, fund raising and office services in connection with our planned acquisition of House of Brussels.

The primary component of our operating expenses was wages and consulting fees in the amount of $707,531. These wages and consulting expenses included $444,732 for consulting services related to business development, assistance in fund raising activities and marketing that were paid for by the issuance of shares of our common stock.

We incurred professional fees in the amount of $69,107. These professional fees included professional fees incurred in connection with the execution of a share purchase agreement for the acquisition of House of Brussels and professional fees incurred in connection with our reporting requirements under the Securities Exchange Act of 1934.

The balance of our operating expenses related to administrative costs, including rent and travel costs associated with efforts to acquire House of Brussels and interest costs on the short-term loans.

We anticipate that our operating expenses will increase significantly in the event that we are successful in completing the acquisition of House of Brussels. If we are not successful in completing this acquisition, then we anticipate that our operating expenses will decrease as we would reduce our operations while we investigated the acquisition of another business.

Net  Loss

Our  net  loss  increased  to  $896,218  for  the year ending December 31, 2001,
compared  to  $94,931  for  the  year  ending  December 31, 2000.   Our net loss
consisted  entirely  of  our  operating  expenses.


LIQUIDITY  AND  CAPITAL  RESOURCES

We had cash of $80 as of December 31, 2001, compared to cash in the amount of $5,552 as of December 31, 2000. Our working capital deficit increased to $314,435 as of December 31, 2001, compared to a working capital deficit of $25,949 as of December 31, 2000. Our accounts payable increased to $50,024 as of December 31, 2001, compared to $31,501 as of December 31, 2000 as a result of increased activity within the Company.

Our current assets consisted of interim loans to House of Brussels in the amount of $200,000 as of December 31, 2001. These interim loans were advanced to House of Brussels as loans payable 120 days following demand, bearing interest at the rate of prime (being the prime rate of interest charged by the Royal Bank of Canada to its best commercial customers) plus 2% per annum and are evidenced by promissory notes executed by House of Brussels. The terms of this loan are discussed under Item 1. Description of Business - Status of Planned Acquisition of House of Brussels Holdings Ltd.

We financed our business operations during the year using a combination of sales of our common stock and short term loans. During the year, we obtained a loan from a shareholder in the amount of $8,603 and short-term loans in the amount of $455,888 (including accrued interest). The proceeds of these loans were used to pay a portion of our increased operating expenses, while we negotiated the purchase of House of Brussels, and also to advance $200,000 to House of Brussels as an interim loan under the original acquisition agreement with House of Brussels. We are presently attempting to negotiate the conversion of this debt into shares of our common stock and share purchase warrants on the basis that we would register the shares on a registration statement filed with the SEC subsequent to the acquisition of House of Brussels. There is no assurance that we will be able to obtain additional loans in order to finance our business operations or that these creditors will accept conversion of their debt into equity securities.

We issued 250,000 shares of our common stock for cash proceeds of $70,000. These funds were used to pay operating expenses and reduce accounts payable. We also issued an aggregate of 1,850,000 shares of our common stock to our consultants as payment for $444,732 of consulting services related to business development, strategic planning and marketing services during the year ended December 31, 2001.

We issued convertible notes in the aggregate principal amount of $100,000 during our fourth quarter. We have issued additional convertible notes in the aggregate principal amount of $50,000 subsequent to December 31, 2001. The convertible notes were issued pursuant to Regulation S of the Securities Act of 1933. The convertible notes bear interest and mature on November 30, 2003. The convertible notes are convertible into shares of our common stock and share purchase warrants on the basis of one share and one share purchase agreement for each $0.25 of convertible note debt. Each share purchase warrant will entitle the holder to purchase one additional share of our common stock at a price of $0.25 for a term expiring January 31, 2004. We are presently attempting to negotiate the conversion of the outstanding convertible notes into shares of our common stock and share purchase warrants on the basis that we would register the shares on a registration statement filed with the SEC subsequent to the acquisition of House of Brussels. There is no assurance that we will be able to complete additional sales of convertible notes or that convertible note holders will accept conversion of their debt into equity securities.

We will require additional capital if we are to complete our stated plan of operations. Our plan of operations calls for us to spend approximately $750,000 over the next twelve months, if we achieve the required financing. Based on our current working capital deficit, we will require additional financing if we are to complete the acquisition of House of Brussels and to finance our plan of operations for House of Brussels upon acquisition. We anticipate that any additional financing would be through the sales of our common stock and/ or share purchase warrants or placement of debt. We are presently in the process of negotiating private placements of our securities to raise working capital to finance our operations. However, we do not have any arrangements in place for the sale of any of our securities and there is no assurance that we will be able to raise the additional capital that we require to continue operations. If we are unable to raise the required financing, we may have to scale back our plan of operations to reflect the amount of available working capital.

We anticipate that we could continue to incur losses for the foreseeable future. We base this partially on the expectation that we will incur substantial marketing and operating expenses in completing our stated plan of operations and there is no assurance that we will generate revenues that exceed these expenses. However, if the acquisition of House of Brussels is completed in a timely fashion and we can execute our business plan as anticipated, we may be profitable on a consolidated basis.

ITEM  7.          FINANCIAL  STATEMENTS

Auditors'  Report

Audited Financial Statements for the Periods ended December 31, 2001 and December 31, 2000, including:

a.     Balance  Sheets  as  at  December  31,  2001  and  December  31,  2000.

b. Statements of Operations for the years ended December 31, 2001 and December 31, 2000.

c. Statements of Changes in Shareholders' Equity (Deficiency) for the years ended December 31, 2001 and December 31, 2000.

d. Statements of Cash Flows for the years ended December 31, 2001 and December 31, 2000.

e.     Notes  to  Financial  Statements

ITEM  7.     Financial  Statements


Included herein are the following audited financial statements of Green Fusion Corporation prepared in accordance with US generally accepted accounting principals and stated in US dollars :

1.     Independent  Auditors'  Report

2.     Balance  sheets  as  at  December  31,  2001  and  December  31,  2000;

3. Statements of operations for the years ended December 31, 2001 and 2000 and the cumulative period from March 5, 1998 (inception) to December 31, 2001;

4. Statement of Changes in Shareholders' Equity (Deficiency) for the cumulative period from March 5, 1998 (inception) to December 31, 2001;

5. Statements of Cash Flows for the years ended December 31, 2001 and 2000 and the cumulative period from March 5, 1998 (inception) to December 31, 2001;

6.     Notes  to  the  Financial  Statements.

INDEPENDENT  AUDITORS'  REPORT


To  the  Board  of  Directors
Green  Fusion  Corporation

We have audited the accompanying consolidated balance sheet of Green Fusion Corporation, ("the Company"), a development stage company, as of December 31, 2001 and 2000 and the related statements of operations and accumulated deficit, changes in stockholders' equity, and statement of cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Green Fusion Corporation as of December 31, 2001 and 2000, and the results of its operations, changes in stockholders' equity and cash flows for the year ended December 31, 2001 and 2000, in conformity with generally accepted accounting principles.

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

/s/  Sarna  &  Company
Sarna  &  Company
Westlake  Village,  California
March  19,  2002


Green  Fusion  Corporation
(A  Development  Stage  Company)
Balance  Sheet
--------------------------------------------------------------------------------
(expressed  in  U.S.  dollars)

1.                                 DECEMBER 31    DECEMBER 31
                                      2001           2000
                                  --------------  ----------



Current assets
  Cash                              $         80   $   5,552
  Note receivable (Note 2)               200,000           -
                                  --------------  ----------


Total current assets                     200,080       5,552
                                  ==============  ==========
Mineral rights and development costs           -           -
  Other assets                            15,248      15,248
                                  --------------  ----------

                                    $    215,328   $  20,800
                                  ==============  ==========

LIABILITIES AND SHAREHOLDERS'
 DEFICIENCY
Current liabilities
  Accounts payable and accrued
   liabilities (Note 4)             $     50,024   $  31,501
  Short-term loan(Note 5)                455,888           -
  Shareholder loan (Note 5)                8,603           -
                                  --------------  ----------

Total current liabilities                514,515      31,501
Convertible securities note              100,000           -
                                  --------------  ----------

Total liabilities                        614,515      31,501

Capital stock (Note 8)
 Authorized
  100,000,000 common shares, $0.001 par value
 Issued
  9,795,000 (2000 - 7,695,000
   post-split equivalent) common shares    9,795       2,565
Additional paid-in capital               555,248      89,485
Warrants issued in connection
 with private placements                  34,739           -
Accumulated deficit                     (998,969)   (102,751)
                                  --------------  ----------
                                        (399,187)    (10,701)
                                  --------------  ----------

                                    $    215,328   $  20,800
                                  ==============  ==========
     The accompanying notes are an integral part of these
                      financial statements





Green  Fusion  Corporation
(A  Development  Stage  Company)
Statement  of  Operations
--------------------------------------------------------------------------------
(expressed  in  U.S.  dollars)
                                                                      PERIOD
                                                                      FROM
                                                                      MARCH 5,
                                                                      1998(DATE
                                                                      OF INCOR-
                                                                      PORATION
                                                 FOR THE YEAR ENDED   TO DECEM-
                                                    DECEMBER 31       BER 31
                                                 2001          2000   2001
                                             ----------   ----------  ----------
Sales                                        $        -   $        -  $        -
Cost of sales                                         -            -           -
                                             ----------   ----------  ----------
Gross profit                                          -            -           -

Operating expenses
 General and administrative                           -            -
 Automobile and travel expenses                  34,726            -      34,726
 Bank and interest expenses                      20,665           10      20,675
 Disposition of mineral rights                        -       44,676      44,676
 Expensing of acquisition costs                       -        1,800       1,800
 Investor and public relation expenses           19,736            -      19,736
 Insurance and licence fees                         557            -         557
 Legal and accounting expenses                   69,107       48,445     125,372
 Office and miscellaneous expenses                7,852            -       7,852
 Rent and telecommunication expenses             36,044            -      36,044
 Wages and consulting fees                      707,531            -     707,531
                                             ----------   ----------  ----------
                                                896,218       94,931     998,969
                                             ----------   ----------  ----------
Loss from operations                           (896,218)     (94,931)   (998,969)
                                             ----------   ----------  ----------
Income (loss) for the period                 $ (896,218)  $  (94,931) $ (998,969)
                                             ==========   ==========  ==========
Weighted-average number of common shares      8,019,083    2,565,000  $8,019,083
Outstanding                                  ----------   ----------  ----------
Basic and diluted loss per share             $    (0.11)  $    (0.04) $    (0.12)
                                             ==========   ==========  ==========



     The accompanying notes are an integral part of these
                      financial statements




Green  Fusion  Corporation
(A  Development  Stage  Company)
Statement  of  Changes  in  Shareholders'  Equity  (Deficiency)
--------------------------------------------------------------------------------
(expressed in U.S. dollars)
                                                                                       WARRANTS
                                                                                       ISSUED
                                                                                     IN CONNECTION
                                                                        ADDITIONAL    WITH PRIVATE
                                                     COMMON STOCK        PAID IN       PLACEMENTS
                                                   SHARES      AMOUNT    CAPITAL    WARRANTS  AMOUNT
                                                   ----------  --------  ---------  --------  --------



MARCH 5, 1998 (DATE OF INCORPORATION)
Private placement #1 - March 30, 1998
 1,550,000 common shares@$0.001/share               1,550,000   $ 1,550   $      -             $     -
Common stock issued - April 6, 1998
 In exchange for assets @$0.05/share                   50,000        50      2,450
Common stock issued - June 30, 1998
 First Offering  @$0.05/share                         700,000       700     34,300
Common stock issued - July 28, 1998
 Second Offering  @$0.20/share                        265,000       265     52,735          -  $     -
Loss for the year ended December 31, 1998                   -         -          -          -   (1,926)
                                                   ----------  --------  ---------  --------  --------
BALANCE - DECEMBER 31, 1998                         2,565,000   $ 2,565   $ 89,485          -  $     -
Loss for the year ended December 31, 1999                   -         -          -          -        -


                                                   ----------  --------  ---------  --------  --------
BALANCE - DECEMBER 31, 1999                         2,565,000   $ 2,565   $ 89,485          -  $     -
                                                   ----------  --------  ---------  --------  --------
Loss for the year                                           -         -          -          -        -


                                                   ----------  --------  ---------  --------  --------
Balance - December 31, 2000                         2,565,000   $ 2,565   $ 89,485          -  $     -
                                                   ----------  --------  ---------  --------  --------


Stock-based compensation - Aug. 31, 2001
In exchange for services @$1.00/share                 125,000       125    124,875          -  $     -
Stock-based compensation - Aug. 31, 2001
 in exchange for services @$1.00/share                 60,000        60     59,940          -  $     -
                                                   ----------  --------  ---------  --------  --------
Subtotal                                            2,750,000   $ 2,750   $274,300          -  $     -
                                                   ----------  --------  ---------  --------  --------
3 for 1 share split - Sep. 5, 2001                  5,500,000     5,500     (5,500)         -  $     -
                                                    ----------  --------  ---------  --------  --------
                                                    8,250,000   $ 8,250   $268,800          -  $     -
                                                   ----------  --------  ---------  --------  --------
Stock-based compensation - Sep. 28, 2001
in exchange for services @$0.20/share                 120,000       120     23,880          -  $     -
Private Placement #101a of 200,000 units
(consisting of one share and one warrant) in
October 2001 for $0.28/unit                           200,000       200     28,009    200,000   27,791
Private Placement #101b of 50,000 units
(consisting of one share and one warrant)
in October 2001 for $0.28/unit                        50,000        50      7,002     50,000    6,948
Finders fee on Private Placement 101                  (7,000)   (7,000)
Stock-based compensation                             325,000       325     61,392          -        -
Stock-based compensation                             325,000       325     61,392     61,717
Stock-based compensation                             325,000       325     69,193          -        -
Stock-based compensation                             200,000       200     42,580          -        -
Loss for the period                                        -         -          -          -        -
                                                   ----------  --------  ---------  --------  --------
Balance - December 31, 2001                        9,795,000   $ 9,795   $555,248    250,000  $34,739
                                                   ==========  ========  =========  ========  =========
                             The accompanying notes are an integral part of these
                                          financial statements


                                                             ACCUMULATED
                                                               OTHER
                                                               COMPRE-
                                                               HENSIVE   SHAREHOLDERS'
                                                   DEFICIT     INCOME    DEFICIENCY
                                                   ----------  --------  ------------
MARCH 5, 1998 (DATE OF INCORPORATION)
Private placement #1 - March 30, 1998
 1,550,000 common shares@$0.001/share              $       -   $     -   $     1,550
Common stock issued - April 6, 1998
 In exchange for assets @$0.05/share                                           2,500
Common stock issued - June 30, 1998
 First Offering  @$0.05/share                                                 35,000
Common stock issued - July 28, 1998
 Second Offering  @$0.20/share                                                53,000
Loss for the year ended December 31, 1998                                      -
                                                      (1,926)        -        (1,926)
                                                  ----------  --------  ------------
BALANCE - DECEMBER 31, 1998                        $  (1,926)  $     -   $    90,124
Loss for the year ended December 31, 1999             (5,894)        -        (5,894)
                                                  ----------  --------  ------------
BALANCE - DECEMBER 31, 1999                        $  (7,820)  $     -   $    84,230
                                                  ----------  --------  ------------
Loss for the year                                    (94,931)        -       (94,931)
                                                  ----------  --------  ------------
Balance - December 31, 2000                        $(102,751)  $     -   $   (10,701)
                                                  ----------  --------  ------------
Stock-based compensation - Aug. 31, 2001
 In exchange for services @$1.00/share             $       -   $     -       125,000
Stock-based compensation - Aug. 31, 2001
 in exchange for services @$1.00/share             $       -   $     -        60,000
Subtotal                                           $(102,751)  $     -   $   174,299
                                                  ----------  --------  ------------
3 for 1 share split - Sep. 5, 2001                 $       -   $     -             -
                                                   ----------  --------  ------------
                                                   $(102,751)  $     -   $   174,299
                                                  ----------  --------  ------------

Stock-based compensation - Sep. 28, 2001
 in exchange for services @$0.20/share                                        24,000
Private Placement #101a of 200,000 units
 (consisting of one share and one warrant) in
October 2001 for $0.28/unit                                                   56,000
Private Placement #101b of 50,000 units
(consisting of one share and one warrant) in
October 2001 for $0.28/unit                                                   14,000
Finders fee on Private Placement 101                                          (7,000)
Stock-based compensation                                                      61,717
Stock-based compensation
Stock-based compensation                                                      69,518
Stock-based compensation                                                      42,780
Loss for the period                                 (896,218)        -      (896,218)
                                                   ----------  --------  ------------
Balance - December 31, 2001                        $(998,969)  $     -   $  (399,187)
                                                   ==========  ========  ============

                      The accompanying notes are an integral part of these
                                    financial statements


Green  Fusion  Corporation
(A  Development  Stage  Company)
Statement  of  Cash  Flow
--------------------------------------------------------------------------------
(expressed  in  U.S.  dollars)
                                                                     PERIOD
                                                                     FROM
                                                                     MARCH 5,
                                                                     1998(DATE
                                                                     OF INCOR-
                                                                     PORATION
                                                 FOR THE YEAR ENDED  TO DECEM-
                                                    DECEMBER 31      BER 31
                                                 2001          2000  2001
                                             ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period                          $(896,218)  $(94,931)  $(935,351)
Adjustments to reconcile loss
 for the period to net cash
 used in operating activities
Common stock issued for payment of fees        444,732          -     444,733
Changes in non-cash working capital items
 Note receivable                              (200,000)         -    (200,000)
 Prepaid expenses                                    -      1,800      (1,800)
 Other assets                                        -          -     (15,248)
 Accounts payable and accrued liabilities       18,523     29,341      32,882
                                             ----------  ----------  ----------
                                              (632,963)   (63,790)   (674,785)
CASH FLOWS FROM (USED IN)
FINANCING ACTIVITIES
Proceeds from issuance of common shares         63,000          -     155,050
Proceeds from issuance of convertible
securities                                     100,000          -
Short-term loan                                455,888          -     455,888
Shareholder loan                                 8,603          -       8,603
                                             ----------  ----------  ----------
                                               627,491          -     619,541
CASH FLOWS FROM (USED IN)
INVESTING ACTIVITIES
Proceeds from (purchase of)
property and equipment                               -     44,676           -
Purchase of mineral rights                           -          -      (8,700)
Mineral rights development costs                     -          -     (31,777)
Development costs                                    -     (4,199)     (4,199)
                                             ----------  ----------  ----------
                                                     -     40,477     (44,676)
Foreign exchange effect on cash                      -          -           -
                                             ----------  ----------  ----------
Increase (decrease) in cash and
cash equivalents                             $  (5,472)  $(23,313)  $ (99,920)
Cash and cash equivalents, beginning
of the period                                    5,552     28,865           -
                                             ----------  ----------  ----------
Cash and cash equivalents, end of the period $      80   $  5,552   $ (99,920)
                                             ==========  ==========  ==========

                     The accompanying notes are an integral part of these
                                   financial statements

1.     Summary  Of  Significant  Accounting  Policies

a)     General

The Company was incorporated on March 5, 1998 in the state of Nevada. In previous years, the Company acquired and developed certain mineral rights in Canada. During the year ended December 31, 2001, the Company sought to acquire an active business that would enhance shareholder value. As at February 28, 2002, the Company's acquisition of House of Brussels Holdings Ltd., a holding company that owns and operates Brussels Chocolates Ltd., is still pending as well as the pending acquisition of GFC Ventures Corp., which supplies management, fund raising and office services to the Company. In addition to these services, GFC Ventures Corp. assigned its right to acquire the shares of House of Brussels to Green Fusion, in exchange for 4.5 million shares of the Company.

b)     Basis  of  Presentation

The Company reports revenue and expenses using the accrual method of accounting for financial and tax reporting purposes.

c)     Use  of  Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

d)     Development  Stage  Company

The Company meets the guidelines of SFAS No. 7 and as such is classified as a development stage company.

e)     Pro  Forma  Compensation  Expense

The Company accounts for costs of stock-based compensation in accordance with APB No. 25, "Accounting for Stock Based Compensation" instead of the fair value based method in SFAS No. 123. The Company has issued no stock options. Accordingly, no pro forma compensation expense is reported in these financial statements.

f)     Mineral  Rights

Mineral  rights  and  related  development  costs are stated at historical cost.
Mineral  rights  were  disposed  of  in  2000.

g)     Depreciation,  Amortization  and  Capitalization

The Company records depreciation and amortization when appropriate, using both straight-line and declining balance methods over the estimated useful life of the assets (five to seven years). Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation, is removed from the appropriate accounts and the resultant gain or loss is included in net income.

h)     Fair  Value  of  Financial  Instruments

Financial accounting Standards Statement No. 107, "Disclosures About Fair Value of Financial Instruments", requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities, which are deemed to be financial instruments. The Company's financial instruments consist primarily of cash and certain investments.

i)     Per  Share  Information

The Company computes per share information by dividing the net loss for the period presented by the weighted average number of shares outstanding during such period.

2.     Accounts  Receivable
                                     2001      2000
                                    -------  -------
Note  Receivable,  Brussels         $200,000      -

3.     Software,  Property  and  Equipment

The Company currently owns no property, equipment or software. However, the Company's proposed acquisition of, House of Brussels, owns plant equipment and software.


4.     Accounts  Payable  And  Accrued  Liabilities

                                          2001               2000
                                          -------          -------
          Trade Accounts Payable          $36,803          $31,501
          Payable to GFC Ventures Corp.*   13,221                -
                                          -------          -------
                                          $50,024          $31,501
                                          -------          -------

* GFC Ventures Corp. provides management, fund raising and general administration services to the Company.

5.     Short  Term  and  Shareholder  Loans

Loans payable consist of monies advanced to the Company for operating expenses. These loans accrue interest at the rate of 10% per annum and are payable upon demand.

 Loans payable in the amount of $455,888 were advanced to the Company for operating expenses. These loans accrue at the rate of 10% per annum and are payable upon demand.

6.     Convertible  Securities

The Company received $100,000 from an investor in exchange for a convertible securities note. The terms of the convertible security require the investor to exchange the note for shares and warrants if the converted shares and warrants are registered with the Securities and Exchange Commission by July 31, 2002. The convertible notes are exchanged at a rate of $0.25/unit, where each unit consists of one share and one $0.25, two-year warrant. As additional security for the investor, House of Brussels guaranteed the note until January 31, 2002 or until the shares and warrants were registered if the acquisition of House of Brussels was completed by January 31, 2002. Therefore, the guarantee has since expired.

7.     Recently  Issued  Accounting  Pronouncements

Recently issued accounting pronouncements will have no significant impact on the Company and its reporting methods.

8.     Income  Taxes

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

9.     Capital  Stock

a)     Common  Shares

Holders of Common Stock have the right to cast one vote for each share held of record on all matters submitted to a vote of holders of Common Stock, other than votes for the election of directors. Holders of one percent (1%) of the capital stock issued and outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of the Company's stockholders. The vote by the holders of a majority of such outstanding shares is required to effect certain fundamental corporate changes such as liquidation, merger or amendment of the Company's Articles of Incorporation.

Holders of Common Stock are entitled to receive dividends pro-rata based on the number of shares held, when, as and if declared by the Board of Directors, from funds legally available. In the event of the liquidation, dissolution or winding up of the affairs of the Company, all assets and funds of the Company remaining after the payment of all debts and other liabilities shall be distributed, pro-rata, among the holders of the Common Stock. Holders of Common Stock are not entitled to pre-emptive or subscription or conversion rights, and there are no redemption or sinking fund provisions applicable to the Common Stock.

b)     Stock  Split

On August 21, 2001, the Board of Directors of Green Fusion approved a three for one split of the Company's common stock. The stock split was affected by way of stock dividend to the shareholders of record on August 31, 2001. Each shareholder of record was issued two additional shares of the Company's common stock for each share held on the record date. The payment date was September 4, 2001. The common stock traded on a post-split (ex-dividend) basis on September 4, 2001. Under applicable trading rules the ex-dividend date was September 5, 2001.


As  of  December  31,  2001,  no  preferred  shares were issued and outstanding.



Share  Transactions  &  Outstanding  Warrants
                                                   CASH                    VALUE       WARRANT
                                         ISSUE     PROCEEDS      WARRANT   ASSIGNED    EXPIRY
                COMMON                   PRICE     AND SHARE     EXERCISE  PER         FROM ISSUANCE
                SHARES     WARRANTS     PER UNIT   SUBSCRIPTIONS PRICE     WARRANT (1) DATE
30-Mar-98  (a)   1,550,000          -       0.0010     1,550.00        -          -          -
6-Apr-98   (b)      50,000          -            -            -        -          -
30-Jun-98  (a)     700,000          -         0.05    35,000.00        -          -          -
28-Jul-98  (a)     265,000          -         0.20    53,000.00        -          -          -
31-Aug-01  (c)     125,000          -         1.00   125,000.00        -          -          -
31-Aug-01  (c)      60,000          -         1.00    60,000.00        -          -          -
28-Sep-01  (c)     120,000          -         0.20    24,000.00        -          -          -
2-Oct-01    *     200,000    200,000         0.28    56,000.00      0.28      0.139  18 months
2-Oct-01    *      50,000     50,000         0.28    14,000.00      0.28      0.139  18 months
2-Oct-01   (c)     150,000          -            -            -        -          -          -
29-Nov-01  (c)     325,000          -       0.1899    61,717.50        -          -          -
29-Nov-01  (c)     325,000          -       0.1899    61,717.50        -          -          -
29-Nov-01  (c)     325,000          -       0.2139    69,517.50        -          -          -
29-Nov-01  (c)     200,000          -       0.2139    42,780.00        -          -          -
17-Dec-01  (d)    (150,000)         -            -            -        -          -          -




*Equity units are comprised of one common share plus one share purchase warrant, except as otherwise noted.

  (a)     Share  issuance  only  (no  warrant).
  (b)     Share  issuance  in  exchange  for  assets.
  (c)     Common  shares  issued  as  compensation  for  services  rendered.
  (d)     Shares  returned  to  treasury.

(1) The value assigned to the warrants above has been estimated using the Black-Scholes valuation model. Assumptions used in the valuation model included:
  a)     risk  free  interest  rate  of  2.0%;
  b)     expected  volatility  of  400%;
  c)     expected  dividend  yield  of  nil;  and
  d)     the  actual  term  to  expiry.

c)     Stock  Option  Plans

A  stock  option  plan  has  not  been  implemented.

d)     Stock-Based  Compensation

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees". This method recognizes compensation cost as the amount by which the fair value of the stock exceeds the exercise price at the date of grant.

10.     Commitments  And  Contingencies

a)     Operating  Leases

At December 31, 2001, the Company shared premises with GFC Ventures Corp. Subsequent to year-end, the Company and GFC Ventures Corp. moved their offices to the House of Brussels manufacturing facility. No leasing obligations currently exist on behalf of the Company.

b)     Litigation


The  Company  is  not  presently  involved  in  any  litigation.

11.     Subsequent  Events

As described in note 1, subsequent to December 31, 2001 the Company's acquisition agreement with the shareholders of House of Brussels expired and the Company signed a new agreement to acquire the shares of House of Brussels, subject to the parties agreeing on the final wording of a share acquisition agreement.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not  applicable.


                                    PART III

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
             COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT.

The following information sets forth the name of the officer and director of the Company, his present positions with the Company, and his biographical information as of March 22, 2002:

Name                  Age         Office(s) Held
--------------        ---         ----------------------
L. Evan Baergen       38          Director, President, Secretary and Treasurer


Mr. Baergen is our sole executive officer and our sole director. Mr. Baergen was appointed as director and as our secretary and treasurer on June 26, 2001, concurrent with our execution of a letter of intent to acquire GFC Ventures Corp. Mr. Baergen was appointed as our president on July 20, 2001. With more than 15 years of management, technical and financial experience, Mr. Baergen brings strong analytical and leadership skills to the Company. With a strong focus on corporate and financial planning and budgeting, he brings the financial reporting, planning, and management skills necessary to grow a profitable business. Mr. Baergen was previously CFO of SUMmedia.com Inc., Vice President of Operations for Group Telecom, and also garnered invaluable experience through roles with PricewaterhouseCoopers and Northern Telecom. Mr. Baergen holds a Bachelor of Business Administration degree in accounting from Simon Fraser University, and an Electronics Engineering Technology Diploma from the Northern Alberta Institute of Technology and is an accredited Chartered Accountant.

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

ITEM  10.     EXECUTIVE  COMPENSATION.

COMPENSATION  OF  EXECUTIVE  OFFICERS

The following table sets forth certain compensation information as to our chief executive officer, Mr. Evan Baergen. We presently do not have any executive officers other than Mr. Baergen

We have also included compensation information for Mr. Logan Anderson and Mr. Howard Thomson. Mr. Anderson served as our president and a director during our most recently completed fiscal year but resigned prior to our most recently completed fiscal year end. Mr. Thomson served as our secretary/ treasurer and a director during our most recently completed fiscal year but resigned prior to our most recently completed fiscal year end.

No other compensation was paid to any such officer or directors other than the cash and stock option compensation set forth below.


--------------------------------------------------------------------------------

                           SUMMARY  COMPENSATION  TABLE

--------------------------------------------------------------------------------
                         ANNUAL COMPENSATION       LONG TERM COMPENSATION
                    ----------------------------  ------------------------
                                          Other                             All
                                          Annual    AWARDS        PAYOUTS  Other
                                            Com-  --------------  -------   Com-
                                            pen-  Restricted                pen-
                                            sa-   Stock   Options/  LTIP    sa-
Name      Title      Year  Salary  Bonus    tion  Awarded SARs*(#)payouts($)tion
----      -----      ----  ------  -----  ------- ------- ------- --------- ----

EVAN      Director   2001  $51,361   0        0      0       0        0       0
BAERGEN   and        2000  $N/A      0        0      0       0        0       0
(1)       President, 1999  $N/A      0        0      0       0        0       0
          Secretary
          and
          Treasurer
--------------------------------------------------------------------------------
LOGAN     Former     2001  $0        0        0      0       0        0       0
ANDERSON  Director   2000  $0        0        0      0       0        0       0
(2)       and Former 1999  $0        0        0      0       0        0       0
          President
--------------------------------------------------------------------------------
HOWARD    Former     2001  $0        0        0      0       0        0       0
THOMSON   Director   2000  $0        0        0      0       0        0       0
(3)       and Former 1999  $0        0        0      0       0        0       0
          Secretary/
          Treasurer
--------------------------------------------------------------------------------

Notes  to  Summary  Compensation  Table:

(1) Mr. Baergen was appointed as our secretary/ treasurer on June 26, 2001 and as our president July 26, 2001. During the year, Mr. Baergen was paid
$22,818 of the salary accrued. An amount of $28,543 remains outstanding as compensation owing by us to Mr. Baergen. These amounts are paid by GFC Ventures to Mr. Baergen and we reimburse GFC Ventures for this expense under our management services agreement with GFC Ventures.
(2)     Mr.  Anderson resigned as our president and a director on July 16, 2001.
(3)     Mr.  Thomson  resigned  as  our  secretary/  treasurer on June 26, 2001.


STOCK  OPTION  GRANTS

We did not grant any stock options to the executive officers during our most recent fiscal year ended December 31, 2001. We have also not granted any stock options to the executive officers since December 31, 2001.

EXERCISES  OF  STOCK  OPTIONS  AND  YEAR-END  OPTION  VALUES

No stock options were exercised by our officers, directors and employees during the financial year ended December 31, 2001. No stock options have been executed since December 31, 2002

OUTSTANDING  STOCK  OPTIONS

We  do  not  have  any  stock  options  outstanding.

MANAGEMENT  AGREEMENT

We presently are not party to any written compensation agreement with Mr. Evan Baergen, our president and director.

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information concerning the number of shares of the Company's common stock owned beneficially as of March 22, 2002 by:
(i) each person (including any group) known to the Company to own more than five percent (5%) of any class of the Company's voting securities, (ii) each of the Company's directors and named executive officers, and (iii) the Company's officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

--------------------------------------------------------------------------------
Title of class      Name and address of     Number of Shares    Percentage of
                    beneficial owner        of Common Stock     Common Stock (1)
--------------------------------------------------------------------------------

5% SHAREHOLDERS
--------------------------------------------------------------------------------
Common Stock        Logan Anderson          2,023,500           20.66%
                    15 Hill Crescent
                    Pembroke, Bermuda
--------------------------------------------------------------------------------
Common Stock        Harold C. Moll          2,023,032           20.65%
                    Lacovia Condominium
                    P.O. Box 1998G
                    Seven Mile Beach
                    Grand Cayman, BWI
--------------------------------------------------------------------------------

DIRECTORS AND
OFFICERS
--------------------------------------------------------------------------------
Common Stock        L. Evan Baergen,            7,500             *
                    President and Director
                    5290 Oak Pl.
                    Ladner, BC
--------------------------------------------------------------------------------
Common Stock        All Officers and            7,500             *
                    Directors as a group
                    (1 person)
--------------------------------------------------------------------------------

*  less  than  one  percent

(1) Percentage of beneficial ownership is based on 9,795,000 shares of Common Stock of the Company issued and outstanding on February 28, 2002.

We believe that all persons named above have full voting and investment power with respect to the shares indicated. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase the Common Stock of the Company.

CHANGE  IN  CONTROL

We are presently in negotiations with the shareholders of House of Brussels to enter into a new share purchase agreement to acquire all of House of Brussels. This acquisition is contemplated to be completed by the issuance of a large number of shares of our common stock in consideration to the shareholders of House of Brussels. If these negotiations result in the execution of a definitive acquisition agreement and if the acquisition is completed in accordance with the terms of the acquisition agreement, then we anticipate that there will be a change in control of Green Fusion upon completion of the acquisition.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

Except as disclosed below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

-     Any  of  our  directors  or  officers;
-     Any  person  proposed  as  a  nominee  for  election  as  a  director;
- Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
-     Any  of  our  promoters;
- Any relative or spouse of any of the foregoing persons who has the same house as such person.

We have entered into an agreement dated June 26, 2001 to acquire all of the issued and outstanding shares of GFC Ventures, of which Mr. Evan Baergen, our president and director is the sole executive officer and director and a significant shareholder. We have agreed to issue 4,500,000 shares of our common stock on completion of this acquisition. We anticipate that the number of shares may increase in order to reflect the contribution of GFC Ventures to the management and financing of House of Brussels since our execution of the original share purchase agreement to acquire House of Brussels. See Item 1.
Description  of  Business  -  Acquisition  of  GFC  Ventures.

We have also entered into a management services agreement with GFC Ventures dated September 1, 2001. We paid an aggregate of $451,486 to GFC Ventures during the year ended December 31, 2001 as reimbursement to GFC Ventures for costs incurred by GFC Ventures in providing the services under the management services agreement. Of this amount, $51,361 was attributable to compensation expense payable to Mr. Baergen. We continue to reimburse GFC Ventures at its cost for the management services provided by GFC Ventures. See Item 1. Description of Business - GFC Ventures Management Agreement.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)     Exhibits  and  Index  of  Exhibits

Exhibit Number     Description of Exhibit
--------------     ----------------------
     3.1           Articles  of  Incorporation(1)
     3.2           Bylaws,  as  amended(1)
     4.1           Share  Certificate(1)
    10.1           Share  Purchase Agreement dated August 17, 2001 between the
                   Registrant,  House  of  Brussels  Holdings  Ltd.  and  the
                   shareholders of House of Brussels Holdings  Ltd.(2)
    10.2           Amendment  to  Share  Purchase Agreement dated October 22,
                   2001 between the Registrant, House of Brussels Holdings Ltd.
                   and the shareholders of House of Brussels Holdings Ltd. (3)
    10.3           Management  and  Office  Services  Agreement  dated
                   September 1, 2001 between the  Registrant and  GFC  Ventures
                   Corp. (3)
    10.4           Memorandum  of  Agreement  dated March 11, 2002 between the
                   Registrant, GFC  Ventures  Corp.,  House  of  Brussels
                   Holdings  Ltd.
    23.1           Consent  of  Sarna  &  Company,  Independent  Auditors
--------------------------------------------------------------------------------

(1) Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Form 10-SB Registration Statement on January 28,
2000  (File  No.  0-29213),  as  amended
(2)     Previously  filed  with  the  Securities  and  Exchange Commission as an exhibit  to  the  Registrant's  Form  8-K  filed  on  August  30,  2001
(3) Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Form 10-QSB filed on November 14, 2001

--------------------------------------------------------------------------------


(b)     Reports  on  Form  8-K.

No Current Reports on Form 8-K were filed during the last quarter of our fiscal year ended December 31, 2001.

No  Current  Reports  on  Form  8-K  have  been  filed  since December 31, 2001.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


GREEN FUSION CORPORATION


By:  /s/ L. Evan Baergen
     ___________________________________
     L. Evan Baergen
     President, Secretary and Treasurer
     Director
     Date:     March 28, 2002


In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ L. Evan Baergen
     ___________________________________
     L. Evan Baergen
     President, Secretary and Treasurer
     (Principal Executive Officer)
     (Principal Financial Officer and
     Principal Accounting Officer)
     Director
     Date:     March 28, 2002