Form 10QSB
period 2002-03-31
GREEN FUSION CORP
filed 2002-05-15
CIK 1072367

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For  the  quarterly  period  ended  March  31,  2002

[  ]  Transition  Report  pursuant  to  13  or  15(d)  of  the  Securities
      Exchange  Act  of  1934

      For  the  transition  period                 to


      Commission  File  Number   0-29213
                            --------------

                            GREEN FUSION CORPORATION
                            ------------------------
 (Exact  name  of  small  Business  Issuer  as  specified  in  its  charter)

Nevada                                        52-2202416
------                                        ----------------------------
(State or other jurisdiction of               IRS Employer Identification No.)
incorporation  or  organization)


Suite  208,  750  Terminal  Avenue
Vancouver,  BC                                V6A  2M5
----------------------------------            ----------
(Address of principal executive offices)      (Zip  Code)

Issuer's  telephone  number,
 including  area  code:                       604-713-8052
                                              ------------

                                       N/A
        -----------------------------------------------------------
        (Former name, former  address and former  fiscal  year,  if changed  since  last  report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
64,156,700 shares of $.001 par value Common Stock outstanding as of May 13, 2002.

                                Table of Contents
                                -----------------

PART  1  -  FINANCIAL  INFORMATION                                            3

ITEM  1.  FINANCIAL  STATEMENTS                                               3

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR PLAN OF OPERATIONS     12

PART  II  -  OTHER  INFORMATION                                              17

ITEM  1.  LEGAL  PROCEEDINGS                                                 17

ITEM  2.  CHANGES  IN  SECURITIES                                            17

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES                                 17

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS        17

ITEM  5.  OTHER  INFORMATION                                                 17

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K                              17

                         PART 1 - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS
-------------------------------

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.


Green  Fusion  Corporation
(A  Development  Stage  Company)
Balance  Sheet

(expressed  in  U.S.  dollars)
------------------------------
                               MARCH 31     DECEMBER 31
                                   2002            2001
                              -------------------------
                             (unaudited)      (audited)
ASSETS
Current assets
 Cash                          $       440   $      80
 Accounts receivable                10,435           -
 Note receivable                   275,000     200,000
                              -------------------------


Total current assets               285,875     200,080
Other assets                        15,248      15,248
Software                                 -
Property and equipment                   -           -
                              -------------------------


                               $   301,123  $  215,328
                              =========================

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities
 Accounts payable and
 accrued liabilities           $   183,656  $   50,024
 Short-term loans                  466,375     455,888
 Shareholder loan                    8,762       8,603
                              -------------------------

Total current liabilities          658,793     514,515

Convertible securities note        150,000     100,000
                              -------------------------

                                   808,793     614,515
Capital stock
 Authorized
  100,000,000 common shares,
  $0.001 par value
 Issued
  11,315,900 (2001 - 9,795,000 )
  common shares                     11,316       9,795
Additional paid-in capital         731,359     555,248
Warrants issued in
 connection with private
 placements                         34,739      34,739
Accumulated deficit             (1,285,084)   (998,969)
                              -------------------------


                                  (507,670)   (399,187)
                              -------------------------



                               $   301,123   $ 215,328
                              =========================


               The accompanying notes are an integral part of these
                               financial statements


Green  Fusion  Corporation
(A  Development  Stage  Company)
Statement  of  Operations

(expressed  in  U.S.  dollars)
------------------------------
                                                         PERIOD FROM
                                    FOR THE              MARCH 5, 1998
                                 THREE MONTHS            (DATE OF
                                     ENDED               INCORPORATION)
                                    MARCH 31             TO MARCH 31
                                 2002          2001       2002
                           (unaudited)   (unaudited)     (unaudited)
                            ------------  -------------  ------------
Sales                        $    10,435   $         -   $    10,435
Cost of sales                          -             -             -
                            ------------  -------------  ------------



Gross profit                      10,435             -        10,435

Operating expenses
General and administrative
Automobile and travel expenses     1,219             -        35,945
Bank and interest expenses        12,832            36        33,497
Disposition of mineral rights          -             -            10
Expensing of acquisition costs         -             -        44,676
Investor and public
 relation expenses                 1,344             -        22,880
Insurance and licence fees             -             -           557
Legal and accounting expenses      6,155         4,840        83,082
Office and miscellaneous expenses    789             -        57,086
Rent and telecommunication
 expenses                          7,456             -        43,500


Wages and consulting fees        266,755             -       974,286
                            ------------  -------------  ------------
                                 296,550         4,876     1,295,519
Income (loss) for the period $  (286,115)  $    (4,876)  $(1,285,084)
                            ============  =============  ============

Weighted-average number
 of common shares              8,019,083     2,025,000   $ 8,019,083
 outstanding
                            ------------  -------------  ------------
Basic and diluted loss
 per share                   $     (0.04)  $         -   $     (0.16)
                            ============  =============  ============




              The accompanying notes are an integral part of these
                               financial statements


Green  Fusion  Corporation
(A  Development  Stage  Company)
Statement  of  Changes  in  Shareholders'  Equity  (Deficiency)


                                                                ADDI-
                                                               TIONAL  WARRANTS ISSUED IN
                                                                PAID   CONNECTION WITH PRIVATE
(expressed in U.S. dollars)                  COMMON STOCK        IN    PLACEMENTS
                                           SHARES     AMOUNT   CAPITAL    WARRANTS   AMOUNT    DEFICIT
                                           ---------  -------  ---------  ---------  --------  ----------
MARCH 5, 1998
 (DATE OF INCORPORATION)

Private placement #1 -
 March 30, 1998
 1,550,000 common shares@$
 0.001/share                               1,550,000  $ 1,550  $      -   $       -  $     -   $       -


Common stock issued - April 6, 1998
 In exchange for assets @$0.05/share          50,000       50     2,450
Common stock issued - June 30, 1998
 First Offering  @$0.05/share                700,000      700    34,300
Common stock issued - July 28, 1998
 Second Offering  @$0.20/share               265,000      265    52,735
Loss for the year ended December 31, 1998          -        -         -                    -      (1,926)
                                           ---------  -------  ---------  ---------  --------  ----------
BALANCE - DECEMBER 31, 1998                2,565,000  $ 2,565  $ 89,485           -  $     -   $  (1,926)

Loss for the year ended December 31, 1999          -        -         -           -        -      (5,894)
                                           ---------  -------  ---------  ---------  --------  ----------

BALANCE - DECEMBER 31, 1999                2,565,000  $ 2,565  $ 89,485           -  $     -   $  (7,820)
                                           ---------  -------  ---------  ---------  --------  ----------

Loss for the year                                  -        -         -           -        -     (94,931)
                                           ---------  -------  ---------  ---------  --------  ----------

Balance - December 31, 2000                2,565,000  $ 2,565  $ 89,485           -  $     -   $(102,751)
                                           ---------  -------  ---------  ---------  --------  ----------
Stock-based compensation - Aug. 31, 2001
 In exchange for services @$1.00/share       125,000      125   124,875
Stock-based compensation - Aug. 31, 2001
 in exchange for services @$1.00/share        60,000       60    59,940
                                           ---------  -------  ---------  ---------  --------  ----------

Subtotal                                   2,750,000  $ 2,750  $274,300           -  $     -   $(102,751)
                                           ---------  -------  ---------  ---------  --------  ----------

3 for 1 share split - Sep. 5, 2001         5,500,000    5,500    (5,500)
                                           ---------  -------  ---------  ---------  --------  ----------


                                           8,250,000  $ 8,250  $268,800           -  $     -   $(102,751)
                                           ---------  -------  ---------  ---------  --------  ----------

                                                  ACCUMULATED
                                                  OTHER
                                                  COMPREHENSIVE     SHAREHOLDERS'
                                                  INCOME            DEFICIENCY
                                                  ------------     ------------
MARCH 5, 1998 (DATE OF INCORPORATION)

Private placement #1 - March 30, 1998
 1,550,000 common shares@$0.001/share             $          -     $     1,550
Common stock issued - April 6, 1998
 In exchange for assets @$0.05/share                                     2,500
Common stock issued - June 30, 1998
 First Offering  @$0.05/share                                           35,000
Common stock issued - July 28, 1998
 Second Offering  @$0.20/share                                          53,000
Loss for the year ended December 31, 1998                    -          (1,926)
                                                  ------------     ------------
BALANCE - DECEMBER 31, 1998                       $          -          90,124

Loss for the year ended December 31, 1999                    -          (5,894)
                                                  ------------     ------------


BALANCE - DECEMBER 31, 1999                       $          -          84,230
                                                  ------------     ------------


Loss for the year                                            -         (94,931)
                                                  ------------     ------------


Balance - December 31, 2000                       $          -         (10,701)
                                                  ------------     ------------


Stock-based compensation - Aug. 31, 2001
In exchange for services @$1.00/share                                  125,000
Stock-based compensation - Aug. 31, 2001
in exchange for services @$1.00/share                                   60,000
                                                  ------------     ------------


Subtotal                                          $          -         174,299
                                                  ------------     ------------

3 for 1 share split - Sep. 5, 2001                                           -
                                                  ------------     ------------


                                                  $          -         174,299
                                                  ============     ============



Green  Fusion  Corporation
(A  Development  Stage  Company)
Statement  of  Changes  in  Shareholders'  Equity  (Deficiency)


                                                                ADDI-
                                                               TIONAL     WARRANTS ISSUED IN
                                                                PAID   CONNECTION WITH PRIVATE
(expressed in U.S. dollars)                  COMMON STOCK        IN    PLACEMENTS
                                           SHARES     AMOUNT   CAPITAL    WARRANTS   AMOUNT    DEFICIT
                                        ------------  -------  ---------  ---------  --------  ----------
Stock-based compensation -
 Sep.  28,  2001
 in  exchange for services @$0.20/share     120,000       120   23,880
Private  Placement  #101a  of  200,000  units
 (consisting of one share and one warrant)
 in October 2001 for $0.28/unit             200,000       200   28,009     200,000    27,791
Private Placement #101b of 50,000 units
 (consisting of one share
 and one warrant) in October
 2001 for $0.28/unit                        50,000         50    7,002      50,000     6,948
Finders fee on Private Placement 101                            (7,000)
Stock-based compensation - Nov 29, 2001    325,000        325   61,392
 in exchange for services @$0.19/share
Stock-based compensation - Nov 29, 2001    325,000        325   61,392
 in exchange for services @$0.19/share
Stock-based compensation - Nov  29, 2001   325,000        325   69,193
 in exchange for services @$0.19/share
Stock-based compensation - Nov  29, 2001   200,000        200   42,580
 in  exchange  for  services  @$0.19/share
Loss  for  the  year                             -          -        -          -          -    (896,218)
                                        ------------  -------  ---------  ---------  --------  ----------

Balance  -  December  31,  2001          9,795,000    $ 9,795 $555,248    250,000  $  34,739   $(998,969)
                                        ------------  -------  ---------  ---------  --------  ----------
Stock-based compensation -
 Mar  26,  2002
 in  exchange  for  services
 @$0.11/share                              804,100        804   87,647
Stock-based  compensation -
 Mar  26,  2002
 in exchange for services @$0.11/share     232,800        233   25,376
Stock-based  compensation -
 Mar  26,  2002
 in exchange for services  @$0.11/share    204,000        204   22,236
Stock-based  compensation
 -  Mar  26,  2002
 in exchange for services @$0.18/share     150,000        150   27,510
Stock-based  compensation  -
 Mar.26,2002
 in exchange for services @$0.18/share     130,000        130   23,842
Finders  fee  on  convertible  debt                            (10,500)
Loss  for  the  period                                                                          (286,115)
                                        ------------  -------  ---------  ---------  --------  ----------

Balance  - March 31, 2002 (unaudited)   11,315,900  $  11,316 $731,359    250,000  $  34,739 $(1,285,084)
                                        ------------  -------  ---------  ---------  --------  ----------


                                       ACCUMULATED
                                        OTHER
                                      COMPREHENSIVE     SHAREHOLDERS'
                                      INCOME            DEFICIENCY

Stock-based compensation -
 Sep.  28,  2001
 in  exchange for services @$0.20/share                24,000
Private Placement #101a of 200,000 units
 (consisting of one share and one warrant)
 in October 2001 for $0.28/unit                        56,000
Private Placement #101b of 50,000 units
 (consisting of one share
 and one warrant) in October
 2001 for $0.28/unit                                   14,000
Finders fee on Private Placement 101                   (7,000)
Stock-based compensation - Nov 29, 2001                61,717
 in exchange for services @$0.19/share
Stock-based compensation - Nov 29, 2001                61,717
 in exchange for services @$0.19/share
Stock-based compensation - Nov  29, 2001               69,518
 in exchange for services @$0.19/share
Stock-based compensation - Nov  29, 2001               42,780
 in  exchange  for  services  @$0.19/share
Loss  for  the  year                             -   (896,218)
                                        ----------------------

Balance  -  December  31,  2001         $        -   (399,187)
                                        ----------------------

Stock-based compensation -
 Mar  26,  2002
 in  exchange  for  services
 @$0.11/share                                          88,451
Stock-based  compensation -
 Mar  26,  2002
 in exchange for services @$0.11/share                 25,609
Stock-based  compensation -
 Mar  26,  2002
 in exchange for services  @$0.11/share                22,440
Stock-based  compensation
 -  Mar  26,  2002
 in exchange for services @$0.18/share                 27,660
Stock-based  compensation  -
 Mar.26,2002
 in exchange for services @$0.18/share                 23,972
Finders  fee  on  convertible  debt                   (10,500)
Loss  for  the  period                               (286,115)
                                        ----------------------
Balance  - March 31, 2002 (unaudited)   $         - $(507,670.00)
                                        ------------------------

   The accompanying notes are an integral part of these financial statements


Green  Fusion  Corporation
(A  Development  Stage  Company)
Statement  of  Cash  Flow

(expressed  in  U.S.  dollars)
------------------------------
                                                                                  PERIOD FROM
                                                                                  MARCH 5, 1998
                                                                                  (DATE OF
                                                        FOR THE                   INCORPORATION)
                                                     THREE MONTHS                 TO MARCH
                                                    ENDED  MARCH  31              31
                                                           2002          2001     2002
(unaudited)        (unaudited)   (unaudited)
                                                       ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period                                    $  (286,115)  $    (4,876)  $(1,221,466)
Adjustments to reconcile loss for
 the period to net cash used in operating activities
Stock based compensation                                         -             -
Amortization of software                                         -             -             -
Amortization of property and equipment                           -             -             -
Amortization of goodwill                                         -             -             -
Write-off of goodwill                                            -             -             -
 Common stock issued for payment of fees                   188,131             -       632,863
Warrants issued as payment of finance fee                        -             -
Changes in non-cash
 working capital items                                           -
 Note receivable                                           (75,000)            -      (275,000)
 Accounts receivable                                       (10,435)            -       (10,435)
 Prepaid expenses                                                -             -        (1,800)
 Other assets                                                    -             -       (15,248)
 Accounts payable and
  accrued liabilities                                      133,632        (6,141)      166,514
                                                       ------------  ------------  ------------

                                                           (49,787)      (11,017)     (724,572)
CASH FLOWS FROM
(USED IN) FINANCING
ACTIVITIES
Short-term loan                                             10,487             -       466,375
Shareholder loan                                               159         8,000         8,762
Proceeds from issuance of
convertible securities                                      50,000             -       150,000
Proceeds from issuance of
common shares                                              (10,499)            -       144,551
                                                       ------------  ------------  ------------

                                                            50,147         8,000       625,137
                                                       ------------  ------------  ------------



CASH FLOWS FROM
(USED IN)
INVESTING ACTIVITIES
Proceeds from (purchase of)
 property and equipment                                          -             -             -
Purchase of mineral rights                                       -             -        (8,700)
Mineral rights development costs                                 -             -       (31,777)
Development costs                                                -             -        (4,199)
                                                       ------------  ------------  ------------

Other assets                                                     -             -       (44,676)
Foreign exchange effect on cash                                 -             -             -
                                                       ------------  ------------  ------------



Increase (decrease) in cash and cash equivalents       $       360   $    (3,017)  $  (144,111)
Cash and cash equivalents, beginning of the period              80         5,552             -
                                                       ------------  ------------  ------------
Cash and cash equivalents, end of the period           $       440   $     2,535   $  (144,111)
                                                       ============  ============  ============



               The accompanying notes are an integral part of these
                               financial statements

Green  Fusion  Corporation
Notes  to  the  Financial  Statements
March  31,  2002
--------------------------------------------------------------------------------
Notes  to  the  Financial  Statements

General
Green Fusion Corporation was incorporated on March 5, 1998 in the state of Nevada and is listed on the OTC Bulletin Board under the GRFU symbol. In the past, the Company has acquired and developed certain mineral rights in Canada. All of these rights have expired. Effective April 2, 2002, the Company has entered into a Share Purchase Agreement with the shareholders of House of Brussels Holdings Ltd. and House of Brussels Holdings Ltd. The closing of this Agreement was effective May 1, 2002. Further details of this Agreement are outlined below under Plan of Operations.

Basis  of  presentation
The accompanying financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States for interim financial information. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the unaudited consolidated financial statements contain all adjustments necessary (consisting of normal recurring adjustments) for a fair presentation of the financial position as at March 31, 2002 and 2001 and the results of operations for the periods ended March 31, 2002 and 2001. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2001.

Accounts  receivable  and  revenue
Green Fusion shared its office premises and provided administrative office support services to a company prior to moving to the facilities leased by House of Brussels.

Note  receivable
As part of the original acquisition agreement (the "Share Purchase Agreement") dated August 17, 2001 and executed on August 23, 2001 with the shareholders of House of Brussels Holdings Ltd. ("House of Brussels") to acquire all of the issued and outstanding shares of House of Brussels, Green Fusion advanced certain amounts to House of Brussels. These amounts totalling $275,000 were advanced as loans that are payable 120 days following demand, bearing interest at the rate of prime (being the prime rate of interest charged by the Royal Bank of Canada to its best commercial customers) plus 2% per annum and evidenced by promissory notes executed by House of Brussels in favor of Green Fusion. With the completion of the acquisition of House of Brussels on May 1, 2002, the advances will subsequently be treated as unsecured intercompany receivables, without stated terms of repayment. See Subsequent events note.

Accounts  payable
Accounts payable are primarily owed to GFC Ventures Corp., a company that provides management, fund raising and office services to Green Fusion and to professional firms for legal and accounting services. Subsequent to March 31, 2002, the Company purchased all of the shares of GFC Ventures Corp. and converted some of its payables to common shares and share purchase warrants - - see Subsequent events note.

Green  Fusion  Corporation
Notes  to  the  Financial  Statements
March  31,  2002
--------------------------------------------------------------------------------

Short-term  and  Shareholder  loans
Loans payable were either advanced to House of Brussels as outlined in the original Share Purchase Agreement or utilized by the Company to cover operating expenses. These loans accrue interest at the rate of 10% per annum up to May 1, 2002. Subsequent to March 31, 2002, these loans were converted to common shares and share purchase warrants - See Subsequent events note.

Convertible  securities  note
The Company received $150,000 from two investors in exchange for convertible notes that require the investors to exchange the notes for shares and warrants if the converted shares and warrants are registered with the Securities and Exchange Commission by July 31, 2002. Subsequent to March 31, 2002 these notes were converted to common shares and share purchase warrants - see Subsequent events note.

Contingencies
The  Company  is  not  currently  involved  in  any  litigation.

Recently  issued  accounting  pronouncements
Recently issued accounting pronouncements will have no significant impact on the Company and its reporting methods.

Subsequent  events
Effective May 1, 2002, the Company completed the acquisition of the House of Brussels by issuing 30,000,000 restricted common shares to the shareholders of House of Brussels in exchange for all of the issued and outstanding shares of House of Brussels, as outlined in the Share Purchase Agreement, dated April 2, 2002.

On May 10, 2002, the Company issued an aggregate of 7,635,200 units at a deemed price of $0.11 per unit to creditors in settlement of indebtedness that the Company and House of Brussels had accrued in the aggregate amount of $839,854. The indebtedness settled included the following indebtedness:

1. a shareholders loan that was outstanding in the amount of $8,762 as of March 31, 2002;
2. short-term loans that were outstanding in the amount of $466,375 as of March 31, 2002;
3. a convertible note that was outstanding in the amount of $150,000 as of March 31, 2002;
4.   a  shareholders  loan  of  House  of Brussels in the amount of $94,429; and
5.   various  accounts  payable.

These debt settlement units consist of one share of common stock and one share purchase warrant. Accordingly, an aggregate of 7,635,200 shares of common stock and 7,635,200 share purchase warrants were issued. Each share purchase warrant entitles the holder to purchase an additional share of common stock at a price of $0.25 per share for a two-year period. Green Fusion has agreed to file a Form S-3 Registration Statement to qualify the resale of these shares and the shares issuable on exercise of the warrants under the Securities Act of 1933.

Green Fusion completed the acquisition of GFC Ventures Corp. ("GFC Ventures") on May 10, 2002 pursuant to an agreement originally dated June 26, 2001. GFC Ventures originally signed the original letter of intent for the acquisition of House of Brussels in June 2001 and has been engaged in the management of the business of House of Brussels since that date. The Company issued an aggregate of 13,684,700 shares of its common stock in consideration of the acquisition of all of the outstanding shares of GFC Ventures.

Green  Fusion  Corporation
Form  10-QSB
March  31,  2002


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

GENERAL

Acquisition  of  House  of  Brussels  Holdings  Ltd.

We completed the acquisition of House of Brussels Holdings Ltd. ("House of Brussels") on May 6, 2002. This acquisition was completed pursuant to a share purchase agreement with House of Brussels and the shareholders of House of Brussels dated April 2, 2002. We issued 30,000,000 shares to the shareholders of House of Brussels in exchange for all of the issued and outstanding shares of House of Brussels. This acquisition was agreed to be effective as of May 1, 2002.

Business  of  House  of  Brussels  Ltd.

House of Brussels Holdings Ltd. owns and operates Brussels Chocolates, an established manufacturer and retailer of gourmet quality chocolate products in Vancouver, British Columbia, Canada. Brussels Chocolates is a premier manufacturer and distributor of gourmet, high-quality Belgian chocolates through retail distribution channels in 5 corporate store locations and a wholesale network mainly in Canada, and to a lesser degree in the United States and overseas. Since 1983, Brussels Chocolates has been an established chocolate manufacturer and retailer in the Vancouver, British Columbia metropolitan region and its name has become synonymous with high quality gourmet Belgian chocolates at an affordable cost.

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

Acquisition  of  GFC  Ventures  Corp.

We completed the acquisition of GFC Ventures Corp. ("GFC Ventures") on May 10, 2002 pursuant to an agreement originally dated June 26, 2001. GFC Ventures originally signed the original letter of intent for the acquisition of House of Brussels in June 2001 and has been engaged in the management of the business of House of Brussels since that date. We issued an aggregate of 13,684,700 shares of our common stock in consideration of the acquisition of all of the outstanding shares of GFC Ventures.

Debt  Settlement

On May 10, 2002, we issued an aggregate of 7,635,200 units at a deemed price of $0.11 per unit to creditors in settlement of indebtedness that we and House of Brussels had accrued in the aggregate amount of $839,854. The indebtedness settled included the following indebtedness:

1. a shareholders loan that was outstanding in the amount of $8,762 as of March 31, 2002;
2. short-term loans that were outstanding in the amount of $466,375 as of March 31, 2002;
3. a convertible note that was outstanding in the amount of $150,000 as of March 31, 2002;
4.   a  shareholders  loan  of  House  of Brussels in the amount of $94,429; and
5.   various  accounts  payable.

These debt settlement units consist of one share of common stock and one share purchase warrant. Accordingly, an aggregate of 7,635,200 shares of common stock and 7,635,200 share purchase warrants were issued. Each share purchase warrant entitles the holder to purchase an additional share of common stock at a price of $0.25 per share for a two-year period. We have agreed to file a Form S-3 Registration Statement to qualify the resale of these shares and the shares issuable on exercise of the warrants under the Securities Act of 1933.

BUSINESS  PLAN  FOR  BRUSSELS  CHOCOLATES

Our business plan is to carry on and expand the business operations of Brussels Chocolates, primarily by developing new wholesale distribution channels. We have evaluated the current and future business potential of House of Brussels, and believe that there is substantial room to increase its profitability through diversification of the business, both in terms of channel sales and geography. Our key business objective will be to expand the business operations of Brussels in order to utilize 100% of its manufacturing capacity by the end of 2003. This planned expansion will include the development of new products and increased marketing and sales efforts into the United States.

Green  Fusion  Corporation
Notes  to  the  Financial  Statements
March  31,  2002
--------------------------------------------------------------------------------
Management of Green Fusion is currently working with distributors and retailers to explore new products to meet consumer needs. In order for Brussels high quality chocolates to remain affordable, management's efforts have been concentrated within the United States, due to the difference in the value of the Canadian and U.S. dollars. Additionally, utilizing the inexpensive rates to areas such as California reduces shipping costs. Since taking over the management of Brussels Chocolates, costs have been restructured and several wholesale distribution contracts have been completed. Management has also closed marginal retail stores that were the focus of a great deal of management's time, allowing efforts to be concentrated on wholesale distribution.

We plan on spending approximately $750,000 over the next twelve months to expand the business of House of Brussels. Our plan of operations and the amount spent in pursuing our plan of operations may vary depending on the availability to us of financing and decisions made by our management and board of directors in pursuing our plan of operations. We had a working capital deficit of $372,918 as of March 31, 2002. We have taken significant steps to reduce our working capital deficit through the issue of shares and share purchase warrants in consideration for the cancellation of outstanding indebtedness. However, we will require significant amounts of additional financing in order to purse our plan of operations. See the discussion below under Liquidity and Capital Resources.

RESULTS  OF  OPERATIONS

Our results of operations for the three months ended March 31, 2002 do not include the financial results of House of Brussels. Our results of operations for the six months ended June 30, 2002 will reflect the financial results of House of Brussels. We anticipate that the effective date of this acquisition for accounting purposes will be May 1, 2002. Our results of operations for the three months ended March 31, 2002 generally reflect the costs that we have incurred in connection with our attempts to acquire House of Brussels. These costs include significant costs incurred in connection with management services provided to House of Brussels for which we did not receive any revenue or reimbursement.

We achieved revenues in the amount of $10,435 for the three months ended March 31, 2002. This revenue was attributable to the supply of office space and administrative services to another company. With the completion of the acquisition of House of Brussels on May 1, 2002, we will show revenue on a consolidated basis for the quarter ending June 30, 2002. Accordingly, we believe our revenues will increase.

Our operating expenses were $296,550 for the three months ended March 31, 2002, compared to $4,876 for the three months ended March 31, 2001. The operating expenses consisted primarily of wages and consulting fees in the amount of $266,755 attributable to our efforts to acquire House of Brussels and to complete the Share Purchase Agreement. We anticipate that our operating expenses will increase significantly as the operating expenses of House of Brussels are reflected in our financial statements.

Our loss for the three months ended March 31, 2002 increased to $286,115, compared to $4,876 for the three months ended March 31, 2001. The increase in the loss is attributable to the fact that we had minimal operations during the three months ended March 31, 2001.

Green  Fusion  Corporation
Notes  to  the  Financial  Statements
March  31,  2002
--------------------------------------------------------------------------------
LIQUIDITY  AND  CAPITAL  RESOURCES

Cash  and  Working  Capital  Deficit

We had cash of $440 as of March 31, 2002, compared to cash in the amount of $80 as of December 31, 2001. Our working capital deficit increased to $372,918 as of March 31, 2002, compared to a working capital deficit of $314,435 as of December 31, 2001. Accounts payable increased to $183,656 as of March 31, 2002, compared to $50,024 as of December 31, 2001. These increases in accounts payable and the corresponding increases in our working capital deficit are result of increased activity during our first quarter and our inability to achieve revenues during this period.

Financing  of  Business  Operations

We financed our business operations during the past year primarily through short-term loans and sales of our common stock. As of March 31, 2002, we had a loan from a shareholder that was outstanding in the amount of $8,762 and short-term loans that were outstanding in the amount of $466,375 (including accrued interest). The proceeds of these loans were used by us to pay a portion of the increased operating expenses while we negotiated the purchase of House of Brussels and also to advance $275,000 to House of Brussels as part of the original acquisition agreement with House of Brussels.

We incurred additional short-term loans in the amount of $10,487 and issued convertible notes in the amount of $50,000 during the three months ended March 31, 2002.

We issued an aggregate of 1,520,900 shares of common stock, pursuant to five consulting agreements, during the three months ended March 31, 2002. Services provided pursuant to the consulting agreements include business development, strategic planning and marketing. The securities were issued in settlement of accrued compensation in the amount of $136,577. The securities issued were registered by a Form S-8 registration statement that we filed with the SEC on March 20, 2002.

Debt  Settlement

On May 10, 2002, we issued an aggregate of 7,635,200 shares of our common stock and 7,635,200 share purchase warrants in consideration for the cancellation of the following indebtedness:

1. a shareholders loan that was outstanding in the amount of $8,762 as of March 31, 2002;
2. short-term loans that were outstanding in the amount of $466,375 as of March 31, 2002;
3. a convertible note that was outstanding in the amount of $150,000 as of March 31, 2002;
4.   a  shareholders  loan  of  House  of Brussels in the amount of $94,429; and
5.   various  accounts  payable.

As a result of the cancellation of indebtedness, our working capital deficit has been significantly reduced and we believe our ability to achieve additional financing have significantly increased. This debt reduction was undertaken by us with the intent of enabling us to achieve additional funding to enable us to undertake our planned expansion of the Brussels Chocolates' business.

Green  Fusion  Corporation
Notes  to  the  Financial  Statements
March  31,  2002
--------------------------------------------------------------------------------
Financing  Requirements

We will require additional funding in order to enable us to carry out our plan of operations and to pay ongoing operating costs, and accounts payable. These costs include rent, consulting fees and expenses associated with complying with the obligations as a reporting issuer under the Securities Exchange Act of 1934.

By completion of the acquisition of House of Brussels, we believe that we have increased our potential to obtain financing from the private and public markets in order to finance the planned expansion of the Brussels Chocolates business. We will attempt to secure debt financing based on the assets and cash flows of House of Brussels. Management believes that debt financing may be an attractive option to us based on low interest rates and the current low market value of our shares. We have not secured any financing to date and there is no assurance that additional financing will be obtained.

We also plan to raise financing through additional sales of our equity securities. We currently do not have any arrangements in place for additional equity financing and there is no assurance that additional financing will be obtained. Our board of directors has approved the issue up to 3,000,000 units on a private placement basis at a minimum price of $0.11 per unit to raise short-term working capital. Each unit will consist of one share of common stock and one warrant to purchase one additional share of common stock at a price of not less than $0.25 per share. We will agree to qualify the resale of the private placement shares and shares issuable upon exercise of the warrants on a Form S-3 registration statement. There is no assurance that we will be able to attract investors to purchase the units at the offered price.

If short-term and/or long-term financing cannot be obtained as described above, we will have to revise our planned expansion of the Brussels Chocolates business so that cash flow generated by House of Brussels is sufficient to meet our cash requirements. As mentioned previously, the Company is seeking funding in the form of equity financing from the sale of its common stock and/or share purchase warrants in addition to a debt line for working capital. There is no assurance that the Company will achieve sufficient financing to meet the Company's stated objectives.

Green  Fusion  Corporation
Notes  to  the  Financial  Statements
March  31,  2002
--------------------------------------------------------------------------------

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM  2.  CHANGES  IN  SECURITIES

We did not complete any unregistered sales of our common stock during our fiscal quarter ended March 31, 2002.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to a vote of our security holders during our first quarter ended March 31, 2002.

ITEM  5.  OTHER  INFORMATION

None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

Exhibits

Exhibit Number     Description of Exhibit
--------------     -----------------------------------------------------------
10.1               Management  and  Office  Services  Agreement  dated
                   September  1, 2001 between  the  Registrant  and  GFC
                   Ventures  Corp.  (1)
10.2               Share  Purchase  Agreement  dated  effective  April 2, 2002 between the Registrant,  House  of  Brussels  Holdings Ltd.
                   and the shareholders of House of Brussels  Holdings  Ltd.(2)
--------------------------------------------------------------------------------
(1) Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Form 10-QSB filed on November 14, 2001
(2) Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Form 8-K filed on April 24, 2002

Green  Fusion  Corporation
Notes  to  the  Financial  Statements
March  31,  2002
--------------------------------------------------------------------------------
Reports  On  Form  8-K

A Form 8-K was filed April 24, 2002, to report the signing of a Share Purchase Agreement on April 9, 2002 between the Company, the shareholders of House of Brussels Holdings Ltd., and House of Brussels Holdings Ltd., to acquire all of the issued and outstanding shares of House of Brussels

                                   Signatures

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:     May  13,  2002


GREEN  FUSION  CORPORATION


By:              /s/  L.  Evan  Baergen
                 ----------------------------------
                 L.  EVAN  BAERGEN
                 President,  Secretary  and  Treasurer
                 Director