Form 10QSB
period 2002-07-31
GREEN FUSION CORP
filed 2002-09-23
CIK 1072367

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  quarterly  period  ended  July  31,  2002

[__] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  transition  period                to
                                       ------------


          Commission  File  Number     0-29213
                                       -------

                            GREEN FUSION CORPORATION

          (Exact name of small Business Issuer as specified in its charter)

NEVADA                                     52-2202416
-----------------------------------        -----------------
(State  or  other  jurisdiction  of        (IRS Employer Identification No.)
incorporation  or  organization)


Suite  208,  750  Terminal  Avenue
Vancouver,  BC,  Canada                    V6A  2M5
-------------------------------------      --------
(Address of principal executive offices)   (Zip  Code)

Issuer's  telephone  number,
 including  area code:                     (604) 713-8052
                                           --------------

                      FORMER FISCAL YEAR END:  DECEMBER 31
           ----------------------------------------------------
          (Former  name, former address and former fiscal year,
                        if changed since last  report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days [X]  Yes    [__]  No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 62,635,800 Shares of $0.001 par value Common Stock outstanding as of September 13, 2002.


Transitional  Small Business Disclosure Format (check one): Yes  [   ]   No  [X]

                         PART I - FINANCIAL INFORMATION


ITEM  1.          FINANCIAL  STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended July 31, 2002 are not necessarily indicative of the results that can be expected for the year ending April 30, 2003.

                            Green Fusion Corporation




                               HOUSE OF BRUSSELS
                                  CHOCOLATES






                        Consolidated Financial Statements

This information is not for public disclosure and is strictly confidential and is only intended for the designed recipient. Distribution or disclosure of the information contained herein without written consent from Green Fusion
Corporation is strictly prohibited. This information is not for public disclosure and is strictly confidential and is only intended for the designed recipient. Distribution or disclosure of the information contained herein without written consent from Green Fusion Corporation is strictly prohibited. July 31, 2002


Green  Fusion  Corporation
Consolidated  Balance  Sheet

(expressed  in  U.S.  dollars)
------------------------------

                                          JULY 31            JULY 31
                                           2002               2002
                                        (unaudited)        (audited -
                                                            see Note 1)
                                  -------------------------------------
ASSETS
Current assets
  Cash                            $                1,787   $     8,444
  Accounts receivable                            301,899       186,244
  Inventory                                      325,190       382,285
  Prepaid expenses                                92,095        32,040
Total current assets                             720,971       609,013
                                  -------------------------------------

Software                                           4,623         5,044
Property, plant and equipment                    535,499       677,704
Other assets                                      16,553         1,317
                                  -------------------------------------


                                  $            1,277,646   $ 1,293,078
                                  -------------------------------------



LIABILITIES AND SHAREHOLDERS'
 DEFICIENCY
Current liabilities
  Bank indebtedness               $               76,872   $         -
  Accounts payable and
  accrued liabilities                            803,731       630,076
  Short-term loans                                     -       271,616
  Due to related parties                         179,258       167,877
  Current portion of obligations
  under capital lease                             65,737       101,559
                                  -------------------------------------


Total current liabilities                      1,125,598     1,171,128

Obligations under capital lease                   13,849        13,973
                                  -------------------------------------

                                               1,139,447     1,185,101

Capital stock
  Authorized
  100,000,000 common shares,
  $0.001 par value
  Issued
  62,635,800 (April 30, 2002 -
   62,635,800 ) common shares                  3,125,867     3,104,546
Additional paid-in capital                     2,395,409       224,265
Warrants issued in connection
with private placements                          152,724             -
Share subscriptions                                    -
Accumulated other comprehensive
 income                                          (25,529)          919
Accumulated deficit                           (5,510,272)   (3,221,753)
                                  -------------------------------------


                                                 138,199       107,977
                                  -------------------------------------


                                  $            1,277,646   $ 1,293,078
                                  ======================================






        The  accompanying  notes  are  an  integral  part  of  these financial statements


Green  Fusion  Corporation
Consolidated  Statement  of  Operations

(expressed  in  U.S.  dollars)
------------------------------


                                       FOR THE THREE MONTHS
                                           ENDED JULY 31
                                        2002         2001
                                      (unaudited)   (unaudited -
                                                     see Note 1)
--------------------------------------  ------------  -----------
Sales                                   $   357,787   $  427,467
Cost of sales, excluding amortization       203,347      232,621
                                        ------------  -----------

Gross profit                                154,440      194,846

Selling, general and administrative
expenses                                    529,041      415,627
Amortization of software                        384          424
Amortization of property, plant and
equipment                                    42,200       33,120
                                        ------------  -----------

                                            571,625      449,171
                                        ------------  -----------

Net loss                                $  (417,185)  $ (254,325)
                                        ============  ===========

Weighted-average number of
common shares                            59,391,467    2,025,000
outstanding
                                        ------------  -----------


Basic and diluted loss per share        $     (0.01)  $    (0.13)
                                        ============  ===========




        The  accompanying  notes  are  an  integral  part  of  these financial statements



Green  Fusion  Corporation
Consolidated  Statement  of  Changes  in  Shareholders'  Equity  (Deficiency)


                                                                ADDI-
                                                               TIONAL  WARRANTS ISSUED IN
                                                                PAID   CONNECTION WITH PRIVATE
(expressed in U.S. dollars)                  COMMON STOCK        IN          PLACEMENTS
                                           SHARES     AMOUNT   CAPITAL    WARRANTS   AMOUNT     DEFICIT
                                           ---------  -------  ---------  ---------  --------   ----------

Balance - April 30, 2002 (unaudited)        11,315,900    $   11,316   $  731,359      250,000  $   34,739

Shares issued on acquisition of House of
Brussels Holdings Ltd. - May 6, 2002*       30,000,000     3,104,546      224,265            -
Elimination of Green Fusion share capital*                   (11,316)    (731,359)           -     (34,739)
Shares issued on acquisition
 of GFC Ventures Corp. -
 @$0.11/share                               13,684,700       13,685     1,491,632            -           -
Elimination of GFC Ventures
 accumulated deficit
Conversion of related party loans and
 expenses - May10, 2002 @$0.11/share         5,413,121        5,413       481,767    5,413,121     108,263
Conversion of loan from shareholder of -
 House of Brussels Holdings Ltd. -
 May10, 2002 @$0.11/share                      858,443          859       76,382      858,443        17,188
Conversion of Convertible Note -
 May10, 2002 @$0.11/share                    1,363,636        1,364      121,363    1,363,636        27,273
Foreign currency translation adjustment
Loss for the period
Comprehensive loss
Balance - July 31, 2002 (unaudited)         62,635,800   $3,125,867   $2,395,409    7,885,200   $   152,724


                                                                 ACCUMULATED
                                                                    OTHER
                                                                 COMPREHENSIVE SHAREHOLDERS'
                                                      DEFICIT       INCOME     DEFICIENCY
                                                               -          -           -
                                                     ------------  ---------  ----------

Balance - April 30, 2002 (unaudited)                 $(1,171,574)  $      -   $(394,160)

Shares issued on acquisition of House of
Brussels Holdings Ltd. - May 6, 2002*                 (3,190,658)         -     138,153
Elimination of Green Fusion share capital*               777,414          -           -
Shares issued on acquisition of GFC Ventures Corp.
 @$0.11/share                                         (1,505,317)         -           -
Elimination of GFC Ventures accumulated deficit           (2,952)         -      (2,952)
Conversion of related party loans and
 expenses - May 10, 2002 @$0.11/share                          -          -     595,443
Conversion of loan from shareholder of
 House of Brussels Holdings Ltd. -
 May10, 2002 @$0.11/share                                      -          -      94,429
Conversion of Convertible Note -
 May10, 2002 @$0.11/share                                      -          -     150,000
Foreign currency translation adjustment                             (25,529)    (25,529)
Loss for the period                                     (417,185)              (417,185)
Comprehensive loss                                                             (442,714)
Balance - July 31, 2002 (unaudited)                  $(5,510,272)  $(25,529)  $ 138,199
                                                     ============  =========  ==========









* Adjustments are due to the effects of the principles of reverse acquisition accounting that are applied as a result of the acquisition of House of Brussels Holdings Ltd. by Green Fusion Corporation - See Note 1


               The accompanying notes are an integral part of these
                               financial statements


Green  Fusion  Corporation
Consolidated  Statement  of  Cash  Flows

(expressed  in  U.S.  dollars)
------------------------------
                                                  FOR THE THREE MONTHS
                                                     ENDED JULY 31
                                                   2002         2001
                                               ------------  ----------
                                                (unaudited) (unaudited -
                                                             see Note 1)
---------------------------------------------  ------------   ----------
CASH FLOWS FROM OPERATING
ACTIVITIES
Loss for the period                            $  (417,185)  $(254,325)

Adjustments to reconcile
 net loss for the period
 to net cash used in
 operating activities
  Value of rent recorded
  as comprehensive income                                -      39,167
  Amortization of software                             384         424
  Amortization of property
   and equipment                                    42,200      33,112
  Gain on disposal of assets                       (20,650)          -
Changes in non-cash working
 capital items
  Accounts receivable                             (120,367)     40,914
  Inventory                                         55,029      22,982
  Prepaid expenses                                 (61,936)    (41,152)
  Other assets                                     (15,248)          -
  Accounts payable and
  accrued liabilities                              144,488      97,495
---------------------------------------------  ------------   ----------
                                                  (393,285)    (61,383)
CASH FLOWS FROM
FINANCING ACTIVITIES
Repayment of short-term loan                      (276,230)          -
Proceeds from related parties                        3,813      13,412
Obligations under capital lease                    (36,091)    (23,239)
Proceeds from issuance of
convertible securities                                   -           -
Proceeds from issuance
of common shares                                 2,374,733           -
---------------------------------------------  ------------   ----------

                                                 2,066,225      (9,827)
CASH FLOWS FROM
INVESTING ACTIVITIES
Proceeds from (purchase of) property
and equipment                                      118,357      (9,682)
Change in accumulated deficit
 from acquisition                               (1,871,334)          -
---------------------------------------------  ------------   ----------

                                                (1,752,977)     (9,682)
Foreign exchange effect on cash                     (3,492)        360
---------------------------------------------  ------------   ----------

Increase (decrease) in cash and
cash equivalents                               $   (83,529)  $ (80,532)
Cash and cash equivalents,
 beginning of the period                             8,444     107,903
---------------------------------------------  ------------   ----------

Cash and cash equivalents, end of the period   $   (75,085)  $  27,371
---------------------------------------------  ------------   ----------





                          FOR THE THREE MONTHS ENDED JULY 31
                                  2002      2001
                                            -----
                              (unaudited)   (unaudited -
                                            see Note 1)
----------------------------  ------------  --------------
 SUPPLEMENTALCASH FLOW
INFORMATION                   $          -  $   -
 Cash paid for income taxes              -      -
 Cash paid for interest
 SUPPLEMENTAL NON-
CASH INVESTING AND                       -      -
 FINANCING ACTIVITIES


               The  accompanying  notes  are  an  integral  part  of  these financial statements

Green  Fusion  Corporation
Notes  to  the  Consolidated  Financial  Statements
July  31,  2002


1.     General
Green Fusion Corporation was incorporated on March 5, 1998 in the state of Nevada and is listed on the OTC Bulletin Board under the GRFU symbol. Effective May 1, 2002, the Company acquired all of the issued and outstanding shares of House of Brussels Holdings Ltd., which owns and operates Brussels Chocolates Ltd. (collectively referred to as "Brussels Chocolates"). Brussels Chocolates is a manufacturer and wholesaler of premium Belgium-styled chocolates. On May 10, 2002 the Company also acquired all of the issued and outstanding shares of GFC Ventures Corp., a company that had been supplying management services to Green Fusion and had facilitated the purchase of Brussels Chocolates by Green Fusion.

The consolidated financial statements have been prepared on the basis that the Company will be able to continue in operation and realize its assets and settle its debts in the ordinary course of its operations. However, the Company has a working capital deficiency and is not paying its debts in a timely manner. The Company is actively seeking new financing to fund future operations and to pay existing liabilities. There is no assurance that the Company and will be successful. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

Basis  of  presentation
The accompanying consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States for interim financial information. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the unaudited consolidated financial statements contain all adjustments necessary (consisting of normal recurring adjustments) for a fair presentation of the financial position as at July 31, 2002 and the results of operations for the periods ended July 31, 2002. For further information, refer to the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2001 and to the audited statements of Brussels Chocolates published under Form 8-K.

Even though Green Fusion is the legal acquirer of Brussels Chocolates, these consolidated financial statements have been prepared using recommendations from the joint project of the International Accounting Standards Board and the Financial Accounting Standards Board on reverse acquisitions, which result in Brussels Chocolates acquiring Green Fusion for accounting purposes. Under these principles, comparative figures for the prior period are based on the operating results of Brussels Chocolates, but the type of share capital and the number issued and outstanding will continue to reflect those of Green Fusion. Therefore, these consolidated financial statements include the accounts of Green Fusion and its legal subsidiaries and all significant intercompany accounts and transactions have been eliminated on consolidation.

2.     Significant  accounting  policies

a)     Bank  indebtedness
During the month of July 2002, the Company went into an overdraft with one of its banks. The situation still exists on the date of these financial statements. There are no stated terms of repayment and the Company pays interest on the overdraft at the rate set from time to time by the bank.

b)     Accounts  receivable
Accounts receivable are primarily the result of sales of sales to wholesale customers and are net of any doubtful accounts.

c)     Inventories
Inventory and packaging supplies are valued at the lower of cost on a first in first out basis, or net realizable value.

d)     Software  and  Property,  Plant  and  Equipment
Amortization  is  calculated  using  the  following  annual  rates:

Category                              Rate      Method
Automotive  equipment                 30%       Diminishing  balance
Computer  equipment  and  software    30%       Diminishing  balance
Furniture  and  fixtures              20%       Diminishing  balance
Other  equipment                      20%       Diminishing  balance
Production  equipment  and  moulds    10%       Diminishing  balance
Leasehold  improvements            5  years     Straight-line

Green  Fusion  Corporation
Notes  to  the  Consolidated  Financial  Statements
July  31,  2002

In the event that facts and circumstances indicate that the carrying value of capital assets may be impaired, an evaluation of recoverability is performed. If an evaluation is required, the estimated future undiscounted cash flow associated with the asset is compared to the asset's carrying amount to determine if a write-down to market or discounted cash flow is required.

3.     Accounts  receivable


Included in accounts receivable is approximately $120,000 due from the sale of four retail stores in July 2002 and is comprised of amounts payable in respect of inventory, prepaid expenses and other fees payable by the purchaser.

4.     Due  to  related  parties
The advances are from a director of the Company and from companies controlled by certain shareholders of the Company and are non-interest bearing and have no fixed terms of repayment. Included in the amount is rent payable for the premises occupied by Brussels Chocolates and for advances made to the Company. The Company also provides certain accounting services to the related companies that reduce the amount outstanding.

5.     Obligations  under  capital  lease
The Company has leased certain manufacturing equipment through CIBC Leasing and one vehicle from Ford Leasing. The leases all expire before or during the year 2004.

6.     Revenue
In addition to the revenue from retail and wholesale sale of chocolate, approximately $65,000 of licensing fees are included in the total for the period ended July 31, 2002. In May 2002 the Company entered into a Memorandum of Agreement to sell three of its remaining stores and a Licensing Agreement for $200,000 payable over eight months. The Licensing Agreement will, amongst other provisions, give the purchaser the right of first refusal to open additional House of Brussels Chocolates retail stores in British Columbia. Under the terms of the Memorandum of Agreement, the Company is required to draft a Retail Store Purchase Agreement and a Licensing Agreement which must be agreed to by the purchaser.

7.     Contingencies
During the three months ended July 31, 2002, the Company ceased making payments on three retail premises leases after vacating the premises. Under the terms of the leases, the Company is obligated to pay aggregate future rent of approximately $250,000 plus operating costs. Management has estimated that the future costs that will be incurred with respect to these leases will aggregate approximately $57,000. Accordingly, a provision for future lease costs in the amount of $57,000 has been accrued and is included in accounts payable and accrued liabilities. The aggregate ultimate cost of future rent for the vacated premises may exceed the amount accrued. To date, the Company has signed an agreement to pay $13,000 in settlement of one of the leases. No agreements have been  reached  on  the  other  premises.

A former agent of the Company is alleging that an agreement existed between him and the Company entitling the agent to profits from the sale of one of the Company's products. An offer to settle for $25,000 has been made by the agent. The Company believes that there is no foundation for this claim, so no amount has been accrued by the Company.

A packaging design company has initiated legal proceedings against the Company for unpaid invoices in the amount of approximately $10,000 relating to the design of a box that the Company once used. The Company has refused to pay these invoices since the design of the box has several significant flaws in the design that make it unusable by the Company. As a result, the Company had to recall and destroy product that was packed in the box. Although the invoices are recorded in the Company's accounts, the Company believes that it will be successful in defending this action.

A judgment has been obtained by a construction company against the Company for failure to pay approximately $40,000 relating to construction of a retail store in which the construction company exceeded their budget. The Company has already accrued the amount of the judgment in its accounts

The Company is also involved in other legal proceedings, totaling less than $10,000. The Company has accrued approximately $2,000 for the claims that are believed to have merit.

8.     Subsequent  events
In August 2002, the Company issued $80,000 of convertible notes to an investor. The notes provide the investor with the option of repayment on December 31, 2002 or conversion of all or a portion of the note into the Company's common shares at a conversion price of $0.02 per share. The convertible note pays interest at 1% per month and is secured by a General Security Agreement granted by the company to the investor.

Green  Fusion  Corporation
Notes  to  the  Consolidated  Financial  Statements
July  31,  2002

9.     Recently  issued  accounting  pronouncements
Recently issued accounting pronouncements will have no significant impact on the Company and its reporting methods.


Green  Fusion  Corporation
Supplemental  Statement  of  Expenses

(expressed  in  U.S.  dollars)
------------------------------


                            FOR THE THREE MONTHS ENDED JULY 31
                                 2002        2001
                              (unaudited) (unaudited -
                                          see Note 1)
---------------------------  ------------  ---------


Selling expenses
Bad debts                    $   (12,937)  $   (104)
Interest and bank fees                 -          -
Office and miscellaneous           4,505      7,790
Promotion and advertising         14,745     29,499
Professional fees                      -          -
Rent and utilities                79,322    130,363
Salaries, benefits and
consulting fees                  172,364    164,446
Travel and entertainment          11,253     16,098
                             ------------  ---------
                                 269,252    348,092
                             ------------  ---------

General and administrative
 expenses
Bad debts                              -          -
Interest and bank fees             7,468      8,290
Office and miscellaneous          28,930      6,157
Promotion and advertising            532        477
Professional fees                 39,001      5,338
Rent and utilities                 3,311      2,997
Salaries, benefits and
consulting fees                  189,068     41,207
Travel and entertainment          12,129      3,069
Gain on write-off of long-
term assets                      (20,650)         -
                             ------------  ---------

                                 259,789     67,535
                             ------------  ---------

Total Selling, general and
administrative expenses      $   529,041   $415,627
                             ============  =========







               The accompanying notes are an integral part of these
                               financial statements

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

FORWARD  LOOKING  STATEMENTS

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports the Company files with the SEC. These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

GENERAL

Acquisition  of  House  of  Brussels  Holdings  Ltd.

We completed the acquisition of House of Brussels Holdings Ltd. ("House of Brussels Chocolates") on May 6, 2002. This acquisition was completed pursuant to a share purchase agreement with House of Brussels Chocolates and the shareholders of House of Brussels Chocolates dated April 2, 2002. We issued 30,000,000 shares to the shareholders of House of Brussels Chocolates in exchange for all of the issued and outstanding shares of House of Brussels Chocolates. This acquisition was agreed to be effective as of May 1, 2002. We have also adopted the year of House of Brussels Chocolates, which is April 30th, instead of the previous year end of Green Fusion which was December 31st.

Business  of  House  of  Brussels  Chocolates  Ltd.

House of Brussels Holdings Ltd. owns and operates House of Brussels Chocolates, an established manufacturer of gourmet quality chocolate products in Vancouver, British Columbia, Canada. House of Brussels Chocolates is a premier manufacturer and distributor of gourmet, high-quality Belgian chocolates through it's licensed retail outlets and through a wholesale network in Canada, the United States and overseas. Since 1983, House of Brussels Chocolates has been an established chocolate manufacturer and retailer in the Vancouver, British
Columbia metropolitan region and its name has become synonymous with high quality gourmet Belgian chocolates at an affordable cost.

House of Brussels Chocolates offers a full line of gourmet quality, Belgian chocolates, utilizing high grade chocolate and quality ingredients. Brussels
Chocolate's signature product is its "hedgehog" chocolate - a molded chocolate design that blends aesthetics with taste for a strong customer appeal. The "hedgehog" is a traditional Belgian symbol of good luck, and the House of Brussels Chocolates manufactures its "hedgehog" chocolates in eighteen different flavors, including almond dark chocolate, macadamia milk chocolate and hazelnut white chocolate. House of Brussels Chocolates also offers fine quality chocolate bars in over 10 distinct flavors, as well as an assortment of truffles in flavors including maple creams. Brussels Chocolate's ice wine truffles are made with Canadian ice wine and have become increasingly popular.

House of Brussels Chocolates manufactures all of its chocolate products in-house at a high-quality 30,000 square foot manufacturing facility in Vancouver, British Columbia. This facility is currently operating at approximately 20% capacity, and will provide ample production capabilities for a planned ramp up in sales and operations throughout Canada and the United States.

Acquisition  of  GFC  Ventures  Corp.

We completed the acquisition of GFC Ventures Corp. ("GFC Ventures") on May 10, 2002 pursuant to an agreement originally dated June 26, 2001. GFC Ventures originally signed the original letter of intent for the acquisition of House of Brussels Chocolates in June 2001 and has been engaged in the management of the business of House of Brussels Chocolates since that date. We issued an aggregate of 13,684,700 shares of our common stock in consideration of the acquisition of all of the outstanding shares of GFC Ventures.

BUSINESS  PLAN  FOR  HOUSE  OF  BRUSSELS  CHOCOLATES

Our business plan is to carry on and expand the business operations of House of Brussels Chocolates by developing new wholesale distribution channels. We have evaluated the current and future business potential of House of Brussels Chocolates, and believe that there is substantial room to increase its profitability through diversification of the business, both in terms of channel sales and geography. Our key business objective will be to expand the business operations of Brussels in order to utilize 100% of its manufacturing capacity by the end of 2003. This planned expansion will include the development of new products and increased marketing and sales efforts into the United States.

We are currently working with distributors and retailers to explore new products to meet consumer needs. The lower cost of production and the difference in the value of the Canadian and U.S. dollars provide a cost advantage for our chocolates when we sell to U.S. retailers. We have already obtained several significant orders from U.S. based retailers for our products.

Since taking over the management of House of Brussels Chocolates, we have restructured the organization, reducing overhead costs and reducing production cost. Since our focus is only on the wholesale market, we have closed marginal retail stores and have sold four other stores to a purchaser that will operate these stores under a licensing arrangement. The one remaining retail store was closed subsequent to July 31, 2002.

We plan on spending approximately $1,000,000 over the next twelve months to expand the business of House of Brussels Chocolates. Our plan of operations and the amount spent in pursuing our plan of operations may vary depending on the availability to us of financing and decisions made by our management and board of directors in pursuing our plan of operations. We had a working capital deficit of $376,933 as of July 31, 2002 ($562,115 - July 31, 2001). We have taken significant steps to reduce our working capital deficit through the issue of shares and share purchase warrants in consideration for the cancellation of outstanding indebtedness. However, we will require significant amounts of additional financing in order to pursue our plan of operations. See the discussion below under Liquidity and Capital Resources.

PRESENTATION  OF  FINANCIAL  INFORMATION

We completed the acquisition of House of Brussels Chocolates effective May 1, 2002. Under United Sates generally accepted accounting principles, our financial statements have been prepared using reverse-acquisition accounting principles which result in House of Brussels Chocolates acquiring Green Fusion for accounting purposes. Accordingly, House of Brussels is treated as the acquirer for accounting purposes, even though Green Fusion is the legal acquirer. Under United Sates generally accepted accounting principles, comparative figures for prior periods are based on the operating results of House of Brussels Chocolates, but the type of share capital and number of issued and outstanding shares continue to reflect those of Green Fusion. Therefore, our consolidated financial statements included the accounts of Green Fusion and its legal subsidiaries and all significant intercompany accounts and transactions have been eliminated on consolidation. Our results of operations for the three months ended July 31, 2002 include the financial results of House of Brussels Chocolates since May 1, 2002 and GFC Ventures since May 10, 2002. Comparative figures shown in our financial statements for the three month period ended July 31, 2001 are for House of Brussels Chocolates only. Further adjustments were also required as outlined in the notes to the financial statements. We have adopted the April 30 year end of House of Brussels Chocolates to reflect the accounting treatment of the acquisition, rather than proceeding with our previous December 31 year end.

RESULTS  OF  OPERATIONS

We achieved revenues in the amount of $357,787 for the three months ended July 31, 2002, compared to revenues of $427,467 for the three months ended July 31, 2001. All revenues for both periods were attributable to the business operations of House of Brussels Chocolates. The decrease in revenues in the amount of $69,680 is attributable mainly to the closure of some of our retail stores during the fiscal year ended April 30, 2002 and the sale of four of our retail stores during the three months ended July 31, 2002. We have entered into additional wholesale contracts during the current fiscal year. We will not realize revenues from these contracts until later in the year when these contracts are fulfilled at which time we anticipate that our revenues should increase. Revenues included $65,000 of licensing fees associated with the sale of four of our retail stores in July 2002 and the entering into of license arrangements with the purchaser for the operation of these stores. The license fees were one-time license fees. The purchaser has agreed under the terms of the licensing arrangement to purchase product from us on a wholesale basis but will not pay ongoing license fees.

Our cost of sales decreased to $227,978 for the three months ended July 31, 2002, compared to costs of sales of $250,040 for the three months ended July 31, 2001. Our gross profit margin declined to 36% for the three months ended July 31, 2002, compared to 42% for the three months ended July 31, 2001. The decrease to our gross profit margin was attributable to period-end, non-recurring adjustments. When these adjustments are eliminated, our gross profit for the three months ended July 31, 2002 was actually higher than for the three months ended July 31, 2002. This increase was attributable to the elimination of low margin contracts and the careful attention to costs. Our costs of sales include rent for our Vancouver, British Columbia manufacturing facility in the amount of $20,000 per month.

Our operating expenses increased to $469,417 for the three months ended July 31, 2002, compared to operating expenses of $431,752 for the three months ended July 31, 2001, representing an increase of $37,665. Our operating expenses exclusive of amortisation costs were $451,465 for the three months ended July 31, 2002, compared to $415,628 for the three months ended July 31, 2001.

Our general and administrative expenses increased to $182,213 for the three months ended July 31, 2002, compared to general and administrative expenses of $67,535 for the three months ended July 31, 2001, representing an increase of $114,678. This increase in our general and administrative expenses is primarily attributable to a one-time charge to accrue salaries and fees in the amount $140,000, which amount included an amount of $70,000 payable to our president, Mr. L. Evan Baergen, in consideration of the provision of his services from January 1, 2002 to July 31, 2002.

Our selling expenses decreased to $269,252 for the three months ended July 31, 2002, compared to selling expenses of $348,093 for the three months ended July 31, 2001, representing a decrease of $78,841. The reduction to selling expenses was in part due to the result of rationalization of selling costs, including reduction of salaries paid to sales employees, reduction to advertising efforts and the elimination of certain consultants and brokers. Selling expenses also included expenditures related to rental costs for our sales office in Toronto and retail outlets in Vancouver. These expenses totalled $82,633 for the three months ended July 31, 2002, representing 18% of the total operating costs, compared to $133,360 for the three months July 31, 2002 , representing 32% of total operating expenses.

With the elimination of our retail stores, we anticipate that total selling costs will continue to decrease compared to the same period in the previous year.

Amortisation costs totalled $42,584 for the three months ended July 31, 2002 compared to $33,544 for the three months ended July 31, 2001. Of this amount, $24,632 was included in cost of sales for the three months ended July 31, 2002, compared to $17,420 for the three months ended July 31, 2001, and the remainder in selling, general and administrative costs.

Our loss for the three months ended July 31, 2002 increased to $339,608 from $254,325 for the three months ended July 31, 2001, representing an increase of 85,283. Our increased loss reflects our reduced revenues and our increased general and administrative expenses, as discussed above.

LIQUIDITY  AND  CAPITAL  RESOURCES

Cash  and  Working  Capital  Deficit

We had cash in the amount of $1,787 as of July 31, 2002, compared to cash in the amount of $8,444 as of April 30, 2002. Our working capital deficit decreased to $376,933 as of July 31, 2002, compared to a working capital deficit of $562,115 as of April 30, 2002.

Our accounts receivable increased to $301,899 as of July 31, 2002, compared to $186,244 as of April 30, 2002. Of this increase, approximately $120,000 is attributable to amounts owing on account of the sale of four of our retail stores in July 2002 and includes amounts payable in respect of inventory, prepaid expenses and other fees payable by the purchaser. The balance of accounts receivable are primarily the result of sales to wholesale customers and are net of any doubtful accounts.

Our accounts payable increased to $857,197 as of July 31, 2002, compared to $630,076 as of April 30, 2002. The increase in our accounts payable is primarily attributable to our inability to pay for accounts payable from cash reserves. Included in this amount as of July 31, 2002 is an amount payable to Mr. L. Evan Baergen, our president, in respect of accrued but unpaid management fees.

We incurred an increase to bank indebtedness in the amount of $76,872 during the three months ended July 31, 2002. This bank indebtedness represents a bank overdraft that was incurred to cover shortfalls in cash resources. There are no stated terms of repayment and we are paying interest at the rate set from time to time by the bank. The overdraft remains outstanding as of the date of this Quarterly Report on Form 10-QSB.

Financing  of  Business  Operations

We financed our business operations during the past year primarily through short-term loans and sales of our common stock and share purchase warrants. As of July 31, 2002, we have only one outstanding loan from a related party. Subsequent to July 31, 2002, we obtained a convertible note from a shareholder in the amount $80,000. The convertible note pays interest at 1% per month and provides the investor with the option of repayment on December 31, 2002 or conversion of all or a portion of the note into shares of our common stock at a conversion price of $0.02 per share. We are actively seeking other short-term financing to assist the Company in providing the necessary working capital to meet the production requirements of the Christmas season. Management has also incurred expenses on behalf of the Company and has not drawn any salaries for the past several months in order to assist in cash flow.

Debt  Settlement

On May 10, 2002, we issued an aggregate of 7,635,200 shares of our common stock and 7,635,200 share purchase warrants in consideration for the cancellation of the following indebtedness:

1. a shareholders loan that was outstanding in the amount of $8,762 as of March 31, 2002;
2. short-term loans that were outstanding in the amount of $466,375 as of March 31, 2002;
3. a convertible note that was outstanding in the amount of $150,000 as of March 31, 2002;
4. a shareholders loan of House of Brussels Chocolates in the amount of $94,429; and
5.   various  accounts  payable.

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

As a result of the cancellation of indebtedness, our working capital deficit has been significantly reduced and we believe our ability to achieve additional financing have significantly increased. This debt reduction was undertaken by us with the intent of enabling us to achieve additional funding to enable us to undertake our planned expansion of the House of Brussels Chocolates' business.

Financing  Requirements

We will require additional funding in order to enable us to carry out our plan of operations, to pay ongoing operating costs and accounts payable. These costs include rent, consulting fees and expenses associated with complying with the obligations as a reporting issuer under the Securities Exchange Act of 1934.

By completion of the acquisition of House of Brussels Chocolates, we believe that we have increased our potential to obtain financing from the private and public markets in order to finance the planned expansion of the House of Brussels Chocolates business. We will attempt to secure debt or equity financing based on the assets and the future sales contracts and cash flow of House of Brussels Chocolates. Management believes that debt financing may be an attractive option to the Company based on low interest rates and the current low market value of our shares. If short-term and/or long-term financing cannot be obtained as described above, we will have to revise our planned expansion of the House of Brussels Chocolates business so that cash flow generated by operations is sufficient to meet our cash requirements. We have only obtained a small amount of financing to date and there is no assurance that additional financing will be obtained.


                           PART II--OTHER INFORMATION


ITEM  1.     LEGAL  PROCEEDINGS

During the three months ended July 31, 2002, the Company ceased making payments on three retail premises leases after vacating the premises. Under the terms of the leases, the Company is obligated to pay aggregate future rent of approximately $250,000 plus operating costs. Management has estimated that the future costs that will be incurred with respect to these leases will aggregate approximately $57,000. Accordingly, a provision for future lease costs in the amount of $57,000 has been accrued and is included in accounts payable and accrued liabilities. The aggregate ultimate cost of future rent for the vacated premises may exceed the amount accrued. To date, the Company has signed an agreement to pay $13,000 in settlement of one of the leases. No agreements have been reached on the other premises.

A former agent of the Company is alleging that an agreement existed between him and the Company entitling the agent to profits from the sale of one of the Company's products. An offer to settle for $25,000 has been made by the agent. The Company believes that there is no foundation for this claim, so no amount has been accrued by the Company.

A packaging design company has initiated legal proceedings against the Company for unpaid invoices in the amount of approximately $10,000 relating to the design of a box that the Company once used. The Company has refused to pay these invoices since the design of the box caused an unpleasant odor and taste to be absorbed by the chocolate. The Company had to destroy unsaleable inventory and stop using the box design. Although the invoices are recorded in the Company's accounts payable, the Company believes that it will be successful in defending this action.

A judgment has been obtained by a construction company against the Company for failure to pay approximately $40,000 relating to construction of a retail store. The Company has already accrued the amount of the judgment.

The Company is also involved in other legal proceedings, totalling less than $10,000. The Company has accrued approximately $2,000 for the claims that are believed to be valid.


ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

We completed the following unregistered sales of our common stock during our fiscal quarter ended July 31, 2002;

1. On May 6, 2002, we issued a total of 30,000,000 shares of our common stock to the shareholders of House of Brussels Chocolates on closing of this acquisition as follows:

     House  of  Brussels  Shareholder                  Number  of  Shares
     --------------------------------                  ------------------

     Siemens  Industries  Ltd.                         18,703,449 Shares
     W.  J.  Loewen  Ltd.                              4,715,172 Shares
     Hong  Kong  Base  Limited                         5,917,241 Shares
     Gordon  T.  Bartlett                              310,345 Shares
     Joseph  Thomas  Sambell                           353,793 Shares

The shares were issued in consideration of the transfer to us of all of the issued and outstanding shares of House of Brussels Chocolates. The number of shares issued was based on our assessment of the fair market value of House of Brussels Chocolates and the trading price of our common stock at the time of the execution of the share purchase agreement.

These  shares were issued pursuant to Section 4(2) of the Securities Act of 1933
                                                          ----------------------
(the "Securities Act"). All shares were issued to the shareholders of House of Brussels Chocolates in proportion to the number of shares of House of Brussels Chocolates held by each shareholder.

2. On May 10, 2002, we issued an aggregate of 13,684,700 shares of our common stock in consideration of the acquisition of all of the outstanding shares of GFC Ventures to the following:


Name  of  Shareholder              Number  of  Shares
---------------------              -------------------
L.  Evan  Baergen                  3,677,367
-----------------                  --------------
Grant  Petersen                    1,677,367
---------------                    --------------

Outsource Associates Limited       2,000,000
------------------------------     --------------
GPAV  Investments  Ltd.            2,677,367
-----------------------            --------------
Zap  Investments  Inc.             1,000,000
----------------------             --------------
Equine  Holdings  Ltd.               868,333
----------------------             --------------
Buena  Vista  Investments  Ltd.      800,000
-------------------------------    --------------
John  Veltheer                       100,000
--------------                     --------------
Mountainview  Holdings  Ltd.         884,266
----------------------------       --------------

The shares were issued in consideration of the transfer to us of all of the issued and outstanding shares of GFC Ventures. The number of shares issued was based on our assessment of the fair market value of GFC Ventures and the trading price of our common stock at the time of the execution of the share purchase agreement.

These shares were issued pursuant to Section 4(2) of Securities Act and Rule 903 of Regulation S of the Act. All shares were issued to the shareholders of GFC Ventures in proportion to the number of shares of GFC Ventures held by each shareholder. Shares sold in reliance of Rule 903 of Regulation S were made in reliance of Category 3 of Rule 903 of Regulation S on the basis that: (a) each sale was an offshore transaction; (b) no directed selling efforts were made by us in completing any sales; and (c) offering restrictions were implement. These offering restrictions included endorsing all stock certificates representing the purchased shares with the restrictive legend required by Regulation S.

Of these shares, an aggregate of 3,677,367 shares were issued to Mr. L. Evan Baergen, our president.

3. On May 10, 2002, we issued an aggregate of 7,635,200 shares of our common stock and 7,635,200 share purchase warrants in consideration for the cancellation of the following indebtedness:

1. a shareholders loan that was outstanding in the amount of $8,762 as of March 31, 2002;
2. short-term loans that were outstanding in the amount of $466,375 as of March 31, 2002;
3. a convertible note that was outstanding in the amount of $150,000 as of March 31, 2002;
4. a shareholders loan of House of Brussels Chocolates in the amount of $94,429; and
5.   various  accounts  payable.

Each share purchase warrant entitles the holder to purchase an additional share of common stock at a price of $0.25 per share for a two-year period. We have agreed to file a Form S-3 Registration Statement to qualify the resale of these shares and the shares issuable on exercise of the warrants under the Securities Act of 1933.

These securities were issued pursuant to Rule 903 of Regulation S of the Act in reliance of Category 3 of Rule 903 of Regulation S on the basis that: (a) each sale was an offshore transaction; (b) no directed selling efforts were made by us in completing any sales; and (c) offering restrictions were implement. These offering restrictions included endorsing all stock certificates and warrant certificates representing the purchased securities with the restrictive legend required by Regulation S.


ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES

None.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to a vote of our security holders during our fiscal quarter ended July 31, 2002.

ITEM  5.     OTHER  INFORMATION.

None.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

EXHIBITS  REQUIRED  BY  ITEM  601  OF  FORM  8-K

Exhibit Number  Description of Exhibit
--------------  ---------------------------------------------------------------

   99.1         Certification of Chief Executive Officer and
                Chief Financial Officer pursuant to pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
-------------------------------------------------------------------------------

(1)     Filed  as  an  Exhibit  to  this  Quarterly  Report  on  Form  10-QSB
-------------------------------------------------------------------------------



REPORTS  ON  FORM  8-K

A Form 8-K was filed on May 17, 2002, reporting the change of control of Green Fusion as a result of the completion of the acquisition of House of Brussels Chocolates and subsequent transactions completed by Green Fusion. The required pro forma financial statement information was subsequently filed on July 22, 2002 as an amendment to the Form 8-K.

A Form 8-K was filed on August 14, 2002, reporting the change in year end of Green Fusion and the adoption of the House of Brussels Chocolates year end of April 30th.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN FUSION CORPORATION

Date:  September 20, 2002



By:  /s/ L. Evan Baergen
     -----------------------
     L. Evan Baergen,
     President,  Secretary,  Treasurer  and  Director
     (Principal  Executive  Officer)
     (Principal  Accounting  Officer)

                                 CERTIFICATIONS

I, L. Evan Baergen, Chief Executive Officer and Chief Financial Officer of Green Fusion Corporation, certify that;

(1) I have reviewed this quarterly report on Form10-QSB of Green Fusion Corporation;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date:   September 20, 2002         /s/ L. Evan Baergen
                                   ___________________________________
                                   (Signature)

                                   President  and  Chief  Executive  Officer
                                   Treasurer  and  Chief  Financial  Officer
                                   ___________________________________
                                   (Title)