Form 10QSB
period 2002-10-31
GREEN FUSION CORP
filed 2002-12-16
CIK 1072367

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  quarterly  period  ended  October  31,  2002

[__] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  transition  period                   to


          Commission  File  Number     0-29213
                                       -------

                            GREEN FUSION CORPORATION
          ----------------------------------------------------------------
          (Exact name of small Business Issuer as specified in its charter)

NEVADA                                     52-2202416
-----------------------------------        ----------
(State  or  other  jurisdiction  of        (IRS Employer Identification  No.)
incorporation  or  organization)


Suite  208,  750  Terminal  Avenue
Vancouver,  BC,  Canada                    V6A  2M5
----------------------------------------   ---------
(Address of principal executive offices)   (Zip Code)

Issuer's  telephone  number,
  including  area code:                    (604) 713-8052
                                           --------------


          -----------------------------------------------------
          (Former  name, former address and former fiscal year,
                       if changed since last  report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
[X]  Yes    [__]  No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 62,635,800 Shares of $0.001 par value Common Stock outstanding as of October 31, 2002.


Transitional  Small Business Disclosure Format (check one): Yes  [   ]   No  [X]

                         PART I - FINANCIAL INFORMATION


ITEM  1.          FINANCIAL  STATEMENTS.

                            Green Fusion Corporation




                                    HOUSE OF

                                    BRUSSELS

                                   CHOCOLATES

                                   ___________





                        Consolidated Financial Statements

                                October 31, 2002

Green Fusion Corporation
Consolidated Balance Sheet
--------------------------------------------------------------------------------
(expressed in U.S. dollars)


                                                    OCTOBER 31     APRIL 30
                                                       2002          2002
                                                    ------------  ------------
                                                    (unaudited)   (audited
                                                                   see Note 1)

ASSETS
Current assets
  Cash                                              $     6,492   $     8,444
  Accounts receivable                                   994,207       186,244
  Inventory                                             510,942       382,285
  Prepaid expenses                                      124,470        32,040
                                                    ------------  ------------
Total current assets                                  1,636,111       609,013

Software                                                  4,347         5,044
Property, plant and equipment                           519,266       677,704
Other assets                                             16,771         1,317
                                                    ------------  ------------
                                                    $ 2,176,495   $ 1,293,078
                                                    ============  ============

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities
  Bank indebtedness                                 $   163,711   $         -
  Accounts payable and accrued liabilities            1,133,396       630,076
  Short-term loans                                       85,000       271,616
  Due to related parties                                189,351       167,877
  Unearned revenue                                      170,788             -
  Stock subscriptions                                   114,500             -
  Current portion of obligations under
   capital lease                                         74,494       101,559
                                                    ------------  ------------
Total current liabilities                             1,931,240     1,171,128

Obligations under capital lease                               -        13,973
                                                    ------------  ------------
                                                      1,931,240     1,185,101

Capital stock
  Authorized
    100,000,000 common shares, $0.001 par value
  Issued
    62,635,800 (April 30, 2002 - 62,635,800 )
     common shares                                    3,125,867     3,104,546
Additional paid-in capital                            2,395,409       224,265
Warrants issued in connection with private
 placements                                             152,724             -
Accumulated other comprehensive income                  (24,423)          919
Accumulated deficit                                  (5,404,322)   (3,221,753)
                                                    ------------  ------------
                                                        245,255       107,977
                                                    ------------  ------------
                                                    $  2,176,495   $ 1,293,078
                                                    ============  ============


               The accompanying notes are an integral part of these
                               financial statements

Green Fusion Corporation
Consolidated Statement of Operations
--------------------------------------------------------------------------------
(expressed in U.S. dollars)


                                            FOR THE SIX MONTHS        FOR THE THREE MONTHS
                                             ENDED OCTOBER 31            ENDED OCTOBER 31
                                            2002          2001          2002         2001
                                        ------------- ------------- ------------ ------------
                                          (unaudited)   (unaudited    (unaudited)  (unaudited
                                                       - see Note 1)              - see Note 1)

Sales                                   $ 1,302,681   $ 1,046,254   $   944,894   $  618,787
Cost of sales, excluding amortization       663,716       653,447       460,369      420,826
                                        ------------  ------------  ------------  -----------
Gross profit                                638,965       392,807       484,525      197,961

Selling, general and administrative
 expenses                                   877,484       768,386       348,443      352,759
Amortization of software                        724           835           340          411
Amortization of property, plant
 and equipment                               71,992        65,660        29,792       32,540
                                        ------------  ------------  ------------  -----------
                                            950,200       834,881       378,575      385,710

                                        ------------  ------------  ------------  -----------
Net loss                                $  (311,235)  $  (442,074)  $   105,950   $ (187,749)
                                        ============  ============  ============  ===========

Weighted-average number of
 common shares                           61,013,632     2,025,000    61,013,632    2,025,000
   outstanding
                                        ------------  ------------  ------------  -----------
Basic and diluted loss per share        $     (0.01)  $     (0.22)  $      0.00   $    (0.09)
                                        ============  ============  ============  ===========



               The accompanying notes are an integral part of these
                               financial statements

Green Fusion Corporation
Consolidated Statement of Changes in Shareholders' Equity (Deficiency)
--------------------------------------------------------------------------------
(expressed in U.S. dollars)
                                                                           WARRANTS ISSUED IN
                                                                            CONNECTION WITH
                                        COMMON STOCK        ADDITIONAL     PRIVATE PLACEMENTS
                                -------------------------    PAID IN    ------------------------
                                    SHARES       AMOUNT      CAPITAL      WARRANTS      AMOUNT
                                -----------  -----------  -----------  -----------  ------------
Balance - April 30,  2002
 (unaudited)                    11,315,900   $   11,316   $  731,359      250,000   $    34,739

Shares issued on acquisition
 of House of Brussels Holdings
 Ltd. - May 6, 2002*            30,000,000    3,104,546      224,265            -
Elimination of Green Fusion
 share capital*                                 (11,316)    (731,359)           -      (34,739)
Shares issued on acquisition
 of GFC Ventures Corp.
 @ $0.11/share                  13,684,700       13,685    1,491,632            -             -
Elimination of GFC Ventures
 accumulated deficit
Conversion of related party
 loans and expenses, May 10,
 2002 @ $0.11/share              5,413,121        5,413      481,767    5,413,121       108,263
Conversion of loan from
 shareholder of House of
 Brussels Holdings Ltd.,
 May 10, 2002 @ $0.11/share        858,443          859       76,382      858,443        17,188
Conversion of Convertible Note
 May 10, 2002 @ $0.11/share      1,363,636        1,364      121,363    1,363,636        27,273
Foreign currency translation
 adjustment
Loss for the period
                                -----------  -----------  -----------  -----------  ------------
Comprehensive loss
Balance - October 31, 2002
 (unaudited)                    62,635,800   $3,125,867   $2,395,409    7,885,200   $   152,724
                                ===========  ===========  ===========  ===========  ============



                                               ACCUMULATED
                                                  OTHER
                                               COMPREHENSIVE  SHAREHOLDERS'
                                     DEFICIT      INCOME       DEFICIENCY
                                  ------------  -----------   -------------
Balance - April 30, 2002
 (unaudited)                      $(1,171,574)  $        -    $  (394,160)
                                  ------------  -----------   ------------

Shares issued on acquisition
 of House of Brussels Holdings
 Ltd. May 6, 2002*                 (3,190,658)           -        138,153
Elimination of Green Fusion
 share capital*                       777,414            -              -
Shares issued on acquisition
 of GFC Ventures Corp.
 @$0.11/share                      (1,505,317)           -              -
Elimination of GFC Ventures
 accumulated deficit                   (2,952)           -         (2,952)
Conversion of related party
 loans and expenses May
 10, 2002 @ $0.11/share                     -            -        595,443
Conversion of loan from
 shareholder of House of
 Brussels Holdings Ltd.
 May 10, 2002 @ $0.11/share                 -            -         94,429
Conversion of Convertible Note
 May 10, 2002 @ $0.11/share                 -            -        150,000
Foreign currency translation
 adjustment                                        (24,423)       (24,423)
Loss for the period                  (311,235)                   (311,235)
                                  ------------  -----------   ------------
Comprehensive loss                                               (335,658)
Balance - October 31, 2002
 (unaudited)                      $(5,404,322)  $  (24,423)   $   245,255
                                  ============  ===========   ============




* Adjustments are due to the effects of the principles of reverse acquisition accounting that are applied as a result of the acquisition of House of Brussels Holdings Ltd. by Green Fusion
     Corporation  -  See  Note  1


               The accompanying notes are an integral part of these
                               financial statements

Green Fusion Corporation
Consolidated Statement of Cash Flows
-------------------------------------------------------------------------------
(expressed in U.S. dollars)
                                                     FOR THE SIX MONTHS ENDED
                                                            OCTOBER 31
                                                        2002          2001
                                                     ------------  ------------
                                                     (unaudited)   (unaudited -
                                                                    see Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period                                  $  (311,235)  $  (442,074)
Adjustments to reconcile net loss for
 the period to net cash used in operating
 activities
  Stock based compensation                                     -             -
  Value of rent recorded as
   comprehensive income                                        -        77,650


Amortization of software                                   724           835
  Amortization of property
   and equipment                                          71,992        65,660
  Gain on disposal of assets                             (20,442)            -
  Common stock issued for payment of fees
  Warrants issued as payment of finance fee
Changes in non-cash working capital items
  Accounts receivable                                   (808,171)     (162,682)
  Inventory                                             (126,835)     (157,597)
  Prepaid expenses                                       (92,398)      (96,815)
  Other assets                                           (15,447)            -
  Accounts payable and accrued liabilities               497,560       309,160
  Unearned revenue                                       170,536             -
                                                     ------------  ------------
                                                        (633,716)     (405,863)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of short-term loan                            (188,447)      187,634
Proceeds from related parties                             20,058       127,360
Stock subscriptions received                             114,500             -
Obligations under capital lease                          (41,183)      (42,938)
Proceeds from issuance of convertible securities                             -
Proceeds from issuance of common shares                2,328,144             -
                                                     ------------  ------------
                                                       2,233,072       272,056
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from (purchase of) property and equipment       116,841       (82,385)
Change in accumulated deficit from acquisition        (1,871,334)            -
                                                     ------------  ------------
                                                      (1,754,493)      (82,385)
Foreign exchange effect on cash                          (10,526)        4,581
Increase (decrease) in cash and cash equivalents     $  (165,663)  $  (211,611)
Cash and cash equivalents, beginning of the period         8,444       107,903
                                                     ------------  ------------
Cash and cash equivalents, end of the period         $  (157,219)  $  (103,708)
                                                     ============  ============

                                                          FOR THE SIX MONTHS
                                                           ENDED OCTOBER 31
                                                        2002          2001
                                                     ------------  ------------
                                                     (unaudited)   (unaudited -
                                                                    see Note 1)

SUPPLEMENTAL CASH FLOW INFORMATION                   $         -   $         -
 Cash paid for income taxes                                    -             -
 Cash paid for interest
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING
 ACTIVITIES                                                    -             -



               The accompanying notes are an integral part of these
                               financial statements

Green Fusion Corporation
Notes to the Consolidated Financial Statements
October 31, 2002
-------------------------------------------------------------------------------

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

Basis of presentation

The accompanying consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States for interim financial information. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the unaudited consolidated financial statements contain all adjustments necessary (consisting of normal recurring adjustments) for a fair presentation of the financial position as at October 31, 2002 and the results of operations for the periods ended October 31, 2002. For further information, refer to the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2001 and to the audited statements of Brussels Chocolates published under Form 8-K.

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

2.     Significant accounting policies

a)   Bank  indebtedness
     Bank  indebtedness  refers  to  checks  written  in  excess  of  deposits.
b)   Accounts  receivable
     Accounts receivable are primarily the result of sales of sales to wholesale customers and are net of any doubtful accounts.
c)   Inventories
     Inventory and packaging supplies are valued at the lower of cost on a first in first out basis, or net realizable value.
d)   Software  and  Property,  Plant  and  Equipment
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
Leasehold improvements             5 years        Straight-line

In the event that facts and circumstances indicate that the carrying value of capital assets may be impaired, an evaluation of recoverability is performed. If an evaluation is required, the estimated future undiscounted cash flow associated with the asset is compared to the asset's carrying amount to determine if a write-down to market or discounted cash flow is required.1

e)   Unearned  revenue
     Unearned revenue relates to invoices issued to customers before product has been shipped.

3.     Accounts receivable

Included in accounts receivable is approximately $74,000 due from the sale of four retail stores in July 2002 and is comprised of amounts payable in respect of inventory, prepaid expenses and other fees payable by the purchaser.

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

6.     Revenue

In addition to the revenue from retail and wholesale sale of chocolate, approximately $65,000 of licensing fees are included in the total for the period ended October 31, 2002. In May 2002, the Company entered into a Memorandum of Agreement to sell three of its remaining stores and a Licensing Agreement for $200,000 payable over eight months. The Licensing Agreement will, amongst other provisions, give the purchaser the right of first refusal to open additional House of Brussels Chocolates retail stores in British Columbia. Under the terms of the Memorandum of Agreement, the Company is required to draft a Retail Store Purchase Agreement and a Licensing Agreement, which must be agreed to by the purchaser.

7.     Contingencies

During the three months ended July 31, 2002, the Company ceased making payments on three retail premises leases after vacating the premises. Under the terms of the leases, the Company is obligated to pay aggregate future rent of approximately $250,000 plus operating costs. Management has estimated that the future costs that will be incurred with respect to these leases will aggregate approximately $57,000. Accordingly, a provision for future lease costs in the amount of $57,000 has been accrued and is included in accounts payable and accrued liabilities. The aggregate ultimate cost of future rent for the vacated premises may exceed the amount accrued. Subsequent to October 31, 2002, the Company has paid one of the landlords approximately $13,000 in full and final settlement for the leased premises. No agreements have been reached on the other premises.

A former agent of the Company is alleging that an agreement existed between him and the Company entitling the agent to profits from the sale of one of the Company's products. An offer to settle for $25,000 has been made by the agent. The Company believes that there is no foundation for this claim, so no amount has been accrued by the Company.

A packaging design company has initiated legal proceedings against the Company for unpaid invoices in the amount of approximately $10,000 relating to various design services supplied by the design company. The Company has agreed to pay these invoices once a counterclaim by the Company against the packaging design company is settled. The Company alleges that it received a flawed box design from the packaging design company.

A judgment has been obtained by a construction company against the Company for failure to pay approximately $40,000 relating to construction of a retail store in which the construction company exceeded their budget. The Company has already accrued the amount of the judgment in its accounts.

8.     Subsequent  events

Subsequent to October 31, 2002, all of the stock subscriptions have been completed and share certificates for $114,500 of common shares have been issued.

9.     Recently  issued  accounting  pronouncements

Recently issued accounting pronouncements will have no significant impact on the Company and its reporting methods.

Green Fusion Corporation
Supplemental Statement of Expenses
--------------------------------------------------------------------------------
(expressed in U.S. dollars)


                                    FOR THE SIX MONTH       FOR THE THREE MONTHS
                                     ENDED OCTOBER 31          ENDED OCTOBER 31
                                    2002        2001         2002        2001
                                ----------- -----------  ----------  -----------
                                (unaudited) (unaudited-  (unaudited) (unaudited-
                                            see Note 1)              see Note 1)

Selling expenses
  Bad debts                      $  (12,185)  $     (95)  $     752   $      9
  Interest, bank fees, foreign
   currency conversion                 (368)          -        (368)         -
  Office and miscellaneous           17,227      25,146      12,722     17,356
  Promotion and advertising          30,972      72,012      16,227     42,513
  Professional fees                       -           -           -          -
  Rent and utilities                129,119     176,769      49,797     46,406
  Salaries, benefits and
   consulting fees                  284,289     338,956     111,925    174,510
  Travel and entertainment           25,371      23,207      14,118      7,109
                                 -----------  ----------  ----------  ---------
                                    474,425     635,995     205,173    287,903

General and administrative
 expenses
  Bad debts                               -           -           -          -
  Interest and bank fees             22,302      14,934      14,834      6,644
  Office and miscellaneous           43,633      11,744      14,703      5,587
  Promotion and advertising           3,492       1,072       2,960        595
  Professional fees                  69,337       9,612      30,336      4,274
  Rent and utilities                 19,161       5,411      15,850      2,414
  Salaries, benefits and
   consulting fees                  252,230      84,183      63,162     42,976
  Travel and entertainment           13,346       5,435       1,217      2,366
  Gain on write-off of
   long-term assets                 (20,442)          -         208          -
                                 -----------  ----------  ----------  ---------
                                    403,059     132,391     143,270     64,856

                                 -----------  ----------  ----------  ---------
Total Selling, general and
 administrative expenses         $  877,484   $ 768,386   $ 348,443   $352,759
                                 ===========  ==========  ==========  =========



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

OVERVIEW

Acquisition  of  House  of  Brussels  Holdings  Ltd.

Green Fusion Corporation ("We", "Green Fusion" or the "Company") completed the acquisition of House of Brussels Holdings Ltd. ("House of Brussels Chocolates") on May 6, 2002. This acquisition was completed pursuant to a share purchase agreement with House of Brussels Chocolates and the shareholders of House of Brussels Chocolates dated April 2, 2002. We issued 30,000,000 shares to the shareholders of House of Brussels Chocolates in exchange for all of the issued and outstanding shares of House of Brussels Chocolates. This acquisition was agreed to be effective as of May 1, 2002. We have also adopted the year end of House of Brussels Chocolates, which is April 30th, instead of the previous year end of Green Fusion which was December 31st.

Business  of  House  of  Brussels  Chocolates  Ltd.

House of Brussels Holdings Ltd. owns and operates House of Brussels Chocolates, an established manufacturer of gourmet quality chocolate products in Vancouver, British Columbia, Canada. House of Brussels Chocolates is a premier manufacturer and distributor of gourmet, high-quality Belgian chocolates through its licensed retail outlets and through a wholesale network in Canada, the United States and overseas. Since 1983, House of Brussels Chocolates has been an established chocolate manufacturer and retailer in the Vancouver, British Columbia metropolitan region and its name has become synonymous with high quality gourmet Belgian chocolates at an affordable cost.

House of Brussels Chocolates offers a full line of gourmet quality, Belgian chocolates, utilizing high grade chocolate and quality ingredients. House of Brussels Chocolates' signature product is its "hedgehog" chocolate - a molded chocolate design that blends aesthetics with taste for a strong customer appeal. The "hedgehog" is a traditional Belgian symbol of good luck, and the House of Brussels Chocolates manufactures its "hedgehog" chocolates in eighteen different flavors, including almond dark chocolate, macadamia milk chocolate and hazelnut white chocolate. House of Brussels Chocolates also offers fine quality chocolate bars in many different distinct flavors, as well as an assortment of truffles in flavors including maple creams. Brussels Chocolates' ice wine truffles are made with Canadian ice wine and have become increasingly popular.

House of Brussels Chocolates manufactures all of its chocolate products in-house at a high-quality manufacturing facility in Vancouver, British Columbia. This facility is currently operating at a very low capacity, and will provide ample production capabilities for a planned ramp up in sales and operations throughout Canada and the United States.

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

We plan on spending approximately $1,000,000 over the next twelve months to expand the business of House of Brussels Chocolates. Our plan of operations and the amount spent in pursuing our plan of operations may vary depending on the availability to us of financing and decisions made by our management and board of directors in pursuing our plan of operations. We had a working capital deficit of $295,129 as of October 31, 2002 ($562,115 - October 31, 2001). We
have taken significant steps to reduce our working capital deficit through the issuance of shares and share purchase warrants in consideration for the cancellation of outstanding indebtedness. However, we will require significant amounts of additional financing in order to pursue our plan of operations. See the discussion below under Liquidity and Capital Resources.

RECENT  CORPORATE  DEVELOPMENTS

Since taking over the management of House of Brussels Chocolates, we have restructured the organization, reducing overhead costs and reducing production costs. A principal component of our restructuring was to close our retail stores in order that our business is focussed only on the wholesale market. We are now concentrating on increasing the utilization of our production facility on a year-round basis by obtaining large and steady wholesale supply contracts. The objective of this focus is to enable us to operate at a higher rate of capacity usage and to avoid the historical cyclical revenue results that House of Brussels Chocolates has been subject to in the past. These historical cyclical revenue results in the past have reflected peak sales of chocolate products during the Christmas, Valentines' and Easter holiday periods.

During our first quarter, we closed marginal retail stores and sold four other stores to a purchaser that will operate these stores under a licensing arrangement. Our one remaining retail store was closed in our second quarter. We will not be paid any ongoing royalties under our licensing arrangement for the four remaining House of Brussels retail stores, however these stores will purchase our chocolate products from us on a wholesale basis.

We entered into a supply agreement with SLC Sweet Inc. ("SLC"), a company famous for its spokesperson, Suzanne Somers, in our second quarter. We developed a "no sugar added" chocolate truffle with fillings such as mandarin orange and raspberry specifically for SLC. These chocolates fit into the line of "wellness" products marketed by SLC and Ms. Summers on the basis that they help promote a healthier lifestyle. We shipped the first of the orders to SLC in time for Suzanne Somers to debut the chocolates on October 11 to 13th, 2002, during one of her Home Shopping Network shows. SLC sells products marketed by Ms. Somers through the Home Shopping Network throughout the year, as well as through her website, www.somersweet.com. We are currently developing new products for SLC for shipment during the Christmas and Valentines' seasons. We do not have any long term supply agreement with SLC. We anticipate that any future sales will be completed pursuant to purchase orders received from SLC.

We entered into a merchandise licensing agreement with Sega of America, Inc. This agreement provides us with a non-exclusive license to use the Sonic the Hedgehog character in connection with the manufacture, distribution and sale of milk chocolate, peanut butter, peanuts, caramel candy bars, milk chocolate and peanut butter boxed candy products. We have agreed to pay to Sega of America a royalty of 5% of net sales on all products sold under this license agreement, subject to a minimum guaranteed royalty of $62,500. The merchandise licensing agreement is for a term expiring December 31, 2004. We have paid an advance of $15,625 against the minimum guaranteed royalty. We will be required to incur all selling and marketing expenses for products sold under this licensing agreement in order to create sales.

Mr. Stephen Whittington was appointed as our chief executive officer on October 1, 2002. Mr. Whittington's background consists of more than twenty years of senior management experience during which period Mr. Whittington has served as chief executive officer -- Far East and Pacific for Uniroyal Inc. and also as the founding president of Herbalife International Inc. During 1973 - 1974, he was a member of the United States Trade Mission to Japan, representing the automotive industry. He has also been recognized in the Hong Kong annual publication "Who's Who in Hong Kong," which recognizes distinguished executives in Hong Kong. Currently Mr. Whittington serves as a director on the board of various companies in the United States and abroad. He is also the chief executive officer of Whittington Industries, LLC and Managing Partner of Oakbridge Capital Partners, LLC, both of which are private firms.

Mr. Grant Petersen was appointed as the chairman of our board of directors on October 29, 2002. Mr. Petersen has over 25 years of business experience in a wide range of industries ranging from automotive to telecommunications and the Internet. Mr. Petersen has provided consultant services to us through GFC Ventures since June 2001. Prior to joining us, Mr. Petersen served as chief executive officer of SUMmedia.com Inc., a developer of web-based mobile and wireless solutions for improving B2C relationships, where he oversaw the expansion of the company to a 160 employee firm and orchestrated fundraising efforts totalling $30 million. He has experience in sales and marketing, previously serving as a leasing executive for Ford Motor Co. where he was Canada's sales leader for three consecutive years. His entrepreneurial experiences also include co-ownership of a shipping company, Pacemaker Freight, Inc., where he developed experience in logistics and distribution. With his sales background, Mr. Petersen will be responsible for managing and overseeing the planned expansion of our sales department.

PRESENTATION  OF  FINANCIAL  INFORMATION

We completed the acquisition of House of Brussels Chocolates effective May 1, 2002. Under United States generally accepted accounting principles, our financial statements have been prepared using reverse-acquisition accounting principles which result in House of Brussels Chocolates acquiring Green Fusion for accounting purposes. Accordingly, House of Brussels Chocolates is treated as the acquirer for accounting purposes, even though Green Fusion is the legal acquirer. Under United States generally accepted accounting principles, comparative figures for prior periods are based on the operating results of House of Brussels Chocolates, but the type of share capital and number of issued and outstanding shares continue to reflect those of Green Fusion. Therefore, our consolidated financial statements include the accounts of Green Fusion and its legal subsidiaries and all significant intercompany accounts and transactions have been eliminated on consolidation. Our results of operations for the six months ended October 31, 2002 include the financial results of House of Brussels Chocolates since May 1, 2002 and GFC Ventures since May 10, 2002. Comparative figures shown in our financial statements for the six month period ended October 31, 2001 are for House of Brussels Chocolates only. Further adjustments were also required as outlined in the notes to the financial statements. We have adopted the April 30 year end of House of Brussels Chocolates to reflect the accounting treatment of the acquisition, rather than proceeding with our previous December 31 year end.

RESULTS  OF  OPERATIONS

Revenues

We achieved revenues in the amount of $1,302,681 for the six months ended October 31, 2002, compared to revenues of $1,046,254 for the six months ended
October 31, 2001, representing an increase of $256,427 or 24.5%. Our revenues increased to $944,894 for the three months ended October 31, 2002 from $618,787 for the three months ended October 31, 2002, representing an increase of $326,107 or 52.7%. All revenues for both periods were attributable to the business operations of House of Brussels Chocolates. The increase in revenues is attributable to new wholesale contracts that we have obtained for the Christmas season. These new wholesale contracts include sales to SLC Sweets and to major retailers, including Costco. Our plan is to continue to work with SLC and major retailers to continue to expand our wholesale distribution base.

We did not earn any revenues from sales of products under our license agreement with Sega of America during our second quarter. We are working with Sega of America to launch a line of chocolates products using the Sonic the Hedgehog character in late third quarter or fourth quarter. We will be responsible for undertaking all selling and marketing efforts and expenses to achieve sales of this product line. We may incur these selling expenses in our third and fourth quarters prior to achieving revenues from this product line in subsequent quarters.

We have achieved this increase in revenues despite the drop in retail revenue that resulted from the closure of seven retail outlets and the sale of the remaining four retail stores. Our revenues for our first quarter included $65,000 of licensing fees associated with the sale of the four retail stores in July 2002 and the entering into of license arrangements with the purchaser for the operation of these stores. The license fees paid were one-time license fees. The purchaser has agreed under the terms of the licensing arrangement to purchase product from us on a wholesale basis but will not pay ongoing license fees.

Cost  of  Sales

Our cost of sales increased slightly to $663,716 for the six months ended October 31, 2002, compared to costs of sales of $653,447 for the six months ended October 31, 2001, representing an increase of $10,269 or 1.6%. Our cost of sales increased to $460,369 for the three months ended October 31, 2002 from $420,826 for the three months ended October 31, 2001, representing an increase of $39,543 or 9.4%. Our increases in cost of sales of 1.6% for the six months ended October 31, 2002 and 9.4% for the three months ended October 31, 2002 compared to increases in revenues of 24.5% and 52.7%, respectively, during these periods. As a result, our gross profit margin increased to 49% for the six months ended October 31, 2002, compared to 38% for the six months ended October 31, 2001. Our gross profit increased to 51% for the three months ended October 31, 2002 compared to 32% for the three months ended October 31, 2001. The increase to our gross profit margin was attributable to our success in achieving increased sales from new sales contracts, our efforts to ensure healthy profit margins are obtained on every sales contract and efforts to reduce our costs.

Our costs of sales include rent for our Vancouver, British Columbia manufacturing facility in the amount of $20,000 per month and other overhead costs directly attributable to the manufacturing process.

Operating  Expenses

Our operating expenses increased to $950,200 for the six months ended October 31, 2002, compared to operating expenses of $834,881 for the six months ended October 31, 2001, representing an increase of $115,319 or 13.8%. Our operating expenses decreased to $378,575 for the three months ended October 31, 2002, compared to operating expenses of $385,710 for the three months ended October 31, 2001, representing an decrease of $7,135 or 1.8%.

Our general and administrative expenses increased to $403,059 for the six months ended October 31, 2002, compared to general and administrative expenses of $132,391 for the six months ended October 31, 2001, representing an increase of $270,668 or 204%. Our general and administrative expenses increased to $143,270 for the three month period ended October 31, 2002 from $64,856 for the three month period ended October 31, 2001, representing an increase of $78,414 or 121%. These increases in our general and administrative expenses are primarily attributable to increased management expenses, including a one-time charge to accrue salaries and fees in the amount of $140,000, which are payable to our chairman of our board of directors, Mr. Grant Petersen, and to our president, Mr. L. Evan Baergen, in consideration of the provision of their services from January 1, 2002 to October 31, 2002. These increased management expenses are largely attributable to our efforts to obtain new financing and new sales contracts. These management expenses were not reflected in the operating results of House of Brussels Chocolates for the six months ended October 31, 2001. This increase also reflects the fact that we are a reporting company under the Securities Act of 1934 and are subject to the increased costs of being a public company, whereas House of Brussels Chocolates was not a public company during the six months ended October 31, 2002. After deduction of these increased management and public company reporting costs that have been incurred since our reverse-acquisition by Green Fusion, the operating general and administrative expenses associated with House of Brussels Chocolates, on a non-consolidated basis, have decreased by approximately $179,332 for the six month period ended October 31, 2001.

Our selling expenses decreased to $474,425 for the six months ended October 31, 2002, compared to $635,995 for the six months ended October 31, 2001, representing a decrease of $161,570 or 25.4%. Our selling expenses decreased to $205,173 for the three months ended October 31, 2002, compared to selling expenses of $287,903 for the three months ended October 31, 2001, representing a decrease of $82,730 or 28.7%. The reductions in selling expenses were in part due to the result of rationalization of selling costs, including reduction of salaries paid to sales employees, reduction in advertising efforts and the elimination of certain consultants and brokers. The reduction in selling expenses also reflected the reduction in expenditures related to the closure of our sales office in Toronto and retail outlets in Vancouver. Expenses associated with our sales office in Toronto and our retail outlets in Vancouver totalled $129,119 for the six months ended October 31, 2002, representing 14% of the total operating costs, compared to $176,769 for the six months ended October 31, 2001, representing 21% of total operating expenses. With the elimination of our retail stores, we anticipate that total selling costs will continue to decrease compared to the same period in the previous year. As a percent of sales, our selling expenses decreased to less than 22% compared to almost 47% in the prior year for the three month period ended October 31, 2001.

Loss

Our loss decreased to $311,235 for the six months ended October 31, 2002 from $442,074 for the six months ended October 31, 2001, representing a decrease of $130,839 or 29.6%. We had a net profit of $105,950 for the three months ended October 31, 2002 compared to a loss of $187,749 for the three months ended
October 31, 2001. The increase in profitability of $294,699 for the three months ended October 31, 2002 over the three months ended October 31, 2001 reflects our increased revenues and our decreased selling, general and administrative expenses, as discussed above.

LIQUIDITY  AND  CAPITAL  RESOURCES

Cash  and  Working  Capital  Deficit

We had a cash deficit in the amount of $157,219 as of October 31, 2002, compared to cash in the amount of $8,444 as of April 30, 2002. Our working capital deficit decreased to $295,129 as of October 31, 2002, compared to a working capital deficit of $562,115 as of April 30, 2002.

Our accounts receivable increased to $994,207 as of October 31, 2002, compared to $186,244 as of April 30 and is net of any doubtful accounts. The increase is a result of the high sales that we generated during our second quarter.

Our accounts payable increased to $1,133,396 as of October 31, 2002, compared to $630,076 as of April 30. The increase in our accounts payable is attributable to our increased purchasing for the Christmas season production and our inability to pay for accounts payable from cash reserves. Included in this amount are unpaid management fees owing to two of our officers, Mr. Grant Petersen and Mr. L. Evan Baergen.

We incurred an increase to bank indebtedness in the amount of $163,711 during the six months ended October 31, 2002. This bank indebtedness represents a bank overdraft that was incurred to cover shortfalls in cash resources, and cheques issued in excess of cash. There are no stated terms of repayment and we are paying interest at the rate set from time to time by the bank. The overdraft, although smaller, remains outstanding as of the date of this Quarterly Report on Form 10-QSB.

Financing  of  Business  Operations

We financed our business operations during the past year primarily through cash generated from our operating revenues, short-term loans and sales of our common stock and share purchase warrants. Cash used in operating activities increased to $633,716 for the six months ended October 31, 2002 from $405,863 for the six months ended October 31, 2001. This cash used in operating activities was provided primarily from cash generated by financing activities. Cash generated by financing activities increased to $2,233,072 for the six months ended October 31, 2002 from $272,056 for the six months ended October 31, 2001. Cash flows from financing activities for the six months ended October 31, 2002 included $2,328,144 from the sale of our equity securities. Sales of equity securities have consisted primarily of issuances of stock to settle outstanding liabilities.

In addition, we have completed the following issuances of convertible securities.

1) Two of our officers, namely Grant Petersen, our chairman, and Evan Baergen, our president, did not receive a monthly cash salary but accrued their compensation in the form of a loan to the Company. On November 30, 2002, we issued the officers convertible notes to repay these accrued compensation liabilities. The convertible notes will accrue interest at a rate of 18% per annum and provide the officers with the option of converting the outstanding balance of the indebtedness to units of Green Fusion on the basis of one unit for each $0.01 of the indebtedness. Each unit would consist of one common share and one warrant to purchase an additional common share of Green Fusion. The warrants would be exercisable for a term of 18 months (from November 30, 2002 to May 31, 2004) at a price of $0.06 per share.

2) One of our shareholders entered into a loan agreement with the Company. This loan is evidenced by a convertible note which pays interest at 1% per month and provides the investor with the option of repayment on December 31, 2002 or conversion of all or a portion of the note into shares of our common stock at a conversion price of $0.02 per share. Subsequent to October 31, 2002, this shareholder entered into another loan agreement with the Company that is evidenced by a convertible note in the principal amount of $20,000. Unless we are notified otherwise, the shareholder has informed us of his intention to have the loan repaid in the form of shares and warrants of the Company. We have agreed to issue 500,000 common shares and, in lieu of interest, a share purchase warrant to purchase an additional 500,000 common shares of the Company at an exercise price of $0.06 per share that is exercisable until February 24, 2004.

We are actively seeking other short-term financing to assist us in providing the necessary working capital to meet future production requirements, new product launches and reduction in trade payables. Management has also incurred expenses on behalf of the Company and has not drawn any salaries for the past several months in order to assist in cash flow.

Debt  Settlement

On May 10, 2002, we issued an aggregate of 7,635,200 shares of our common stock and 7,635,200 share purchase warrants in consideration for the cancellation of the following indebtedness:

1) a shareholders loan that was outstanding in the amount of $8,762 as of March 31, 2002;
2) short-term loans that were outstanding in the amount of $466,375 as of March 31, 2002;
3) a convertible note that was outstanding in the amount of $150,000 as of March 31, 2002;
4) a shareholders loan of House of Brussels Chocolates in the amount of $94,429; and
5)   various  accounts  payable.

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

As a result of the cancellation of indebtedness, our working capital deficit has been significantly reduced and we believe our ability to achieve additional financing has significantly increased. We undertook this debt reduction with the intent of positioning our Company so that we could obtain additional funding which would enable us to undertake our planned expansion of the House of Brussels Chocolates' business.

Financing  Requirements

We will require additional funding in order to enable us to carry out our plan of operations, to pay ongoing operating costs and accounts payable. These costs include product development, market expansion, rent, consulting fees and expenses associated with complying with the obligations as a reporting issuer under the Securities Exchange Act of 1934.

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


ITEM  3.     CONTROLS  AND  PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Stephen Whittington and our Chief Financial Officer, Mr. Evan Baergen. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

                           PART II--OTHER INFORMATION


ITEM  1.     LEGAL  PROCEEDINGS

During the three months ended July 31, 2002, we ceased making payments on three retail premises leases after vacating the premises. Under the terms of the leases, we are obligated to pay aggregate future rent of approximately $250,000 plus operating costs. Management has estimated that the future costs that will be incurred with respect to these leases will aggregate approximately $57,000. Accordingly, a provision for future lease costs in the amount of $57,000 has been accrued and is included in accounts payable and accrued liabilities. The aggregate ultimate cost of future rent for the vacated premises may exceed the amount accrued. Subsequent to October 31, 2002, we paid to one of the landlords approximately $13,000 in full and final settlement for the leased premises. The settlement reduces the aggregate future rent to approximately $187,000 (plus operating costs) and the provision for future lease costs has been reduced to $32,000. No agreements have been reached on the other premises. No legal proceedings have been commenced regarding these liabilities.

GDH Consultants Ltd. initiated legal proceedings against us in the Supreme Court of British Columbia on June 13, 2002. GDH Consultants has sued for damages based on its allegations that it entered into a joint venture agreement with us for the purpose of the development, manufacture, distribution and sale of ice wine truffles and is entitled to one-half of the profits from this joint venture. We have filed a statement of claim denying the existence of any joint venture agreement with GDH Consultants. We have also filed a counterclaim against GDH Consultants to recover amounts paid to GDH Consultants. We believe that there is no foundation for this claim. Accordingly, no amount has been accrued us in respect of this claim.

Thumbnail Creative Group Inc., a packaging design company, initiated legal proceedings in the Supreme Court of British Columbia against us on April 15, 2002. Thumbnail Creative claimed approximately $10,000 from us relating to invoices rendered by Thumbnail Creative relating to various design services which we had refused to pay. We filed a statement of defense alleging that the boxes destined were not reasonably fit for the purpose intended. We allege that we received a flawed box design from the packaging design company. We also filed a counterclaim against Thumbnail Creative claiming damages for negligence and breach of contract in connection with the services provided by Thumbnail Creative. Thumbnail Creative obtained a judgment against us in the amount of $14,184 CDN (equal to approximately $9,000 US), plus interest, on October 16, 2002. The matter of our counterclaim has yet to be decided; however Thumbnail Creative has filed a statement of defense to our counterclaim. Execution of this judgment by Thumbnail Creative has been stayed by the court pending the determination of the outcome of our counterclaim.

A judgment has been obtained by a construction company against us for failure to pay approximately $40,000 relating to construction of a retail store in which the construction company exceeded their budget. We have accrued the amount of the judgment in our accounts.


ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

We did not complete any unregistered sales of our common stock during our fiscal quarter ended October 31, 2002.


ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES

None.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to a vote of our security holders during our fiscal quarter ended October 31, 2002.


ITEM  5.     OTHER  INFORMATION.

None.


ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

EXHIBITS  REQUIRED  BY  ITEM  601  OF  FORM  8-K

Exhibit
Number                            Description of Exhibit
------    ----------------------------------------------------------------------

10.1 Merchandise License Agreement between Green Fusion Corporation and Sega of America, Inc. dated effective July 1, 2002

99.1
          Certification of Chief Executive Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

99.2 Certification of Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

--------------------------------------------------------------------------------

(1)     Filed  as  an  Exhibit  to  this  Quarterly  Report  on  Form  10-QSB
--------------------------------------------------------------------------------

REPORTS  ON  FORM  8-K

We filed a Current Report on Form 8-K with the Securities Exchange Commission on August 14, 2002 to disclose the change of our fiscal year end from December 31 to April 30.

                                  SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN  FUSION  CORPORATION

Date:     December  16,  2002



By:  /s/ L.  Evan  Baergen
     ---------------------
     L.  Evan  Baergen,
     President,  Secretary,  Treasurer  and  Director
     (Principal  Accounting  Officer)

                                 CERTIFICATIONS

I, STEPHEN WHITTINGTON, Chief Executive Officer of Green Fusion Corporation (the "Registrant"), certify that;

1. I have reviewed this quarterly report on Form10-QSB of Green Fusion Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   December  16, 2002   /s/ STEPHEN WHITTINGTON
                             ___________________________________
                                   (Signature)

                             Chief  Executive  Officer
                             ___________________________________
                                   (Title)

                                  ERTIFICATIONS

I, L. EVAN BAERGEN, Chief Financial Officer of Green Fusion Corporation (the "Registrant"), certify that;

1. I have reviewed this quarterly report on Form10-QSB of Green Fusion Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   December  16, 2002  /s/ L.  EVAN  BAERGEN
                            ___________________________________
                                   (Signature)

                             Chief  Financial  Officer
                             ___________________________________
                                   (Title)