Form 10QSB
period 2003-01-31
HOUSE OF BRUSSELS CHOCOLATES INC
filed 2003-03-17
CIK 1072367

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  quarterly  period  ended  January  31,  2003

[__] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  transition  period                    to


          Commission  File  Number     0-29213
                                       -------

                        HOUSE OF BRUSSELS CHOCOLATES INC.
          -----------------------------------------------------------------
          (Exact name of small Business Issuer as specified in its charter)




NEVADA                                     52-2202416
----------------------------------         ---------------------------------
(State  or  other  jurisdiction  of        (IRS Employer Identification No.)
incorporation  or  organization)


Suite  208,  750  Terminal  Avenue
Vancouver,  BC,  Canada                    V6A  2M5
----------------------------------         ---------
(Address of principal executive offices)   (Zip  Code)

Issuer's  telephone  number,
  including  area code:                    (604) 713-8052


                      FORMER NAME: GREEN FUSION CORPORATION
          -----------------------------------------------------
          (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days  [X]  Yes    [__]  No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 18,514,232 Shares (Post five to one reverse split effective March 4, 2003) of $0.001 par value Common Stock outstanding as of March 10, 2003.


Transitional  Small Business Disclosure Format (check one): Yes  [   ]   No  [X]

                         PART I - FINANCIAL INFORMATION


ITEM  1.          FINANCIAL  STATEMENTS.

                        House of Brussels Chocolates Inc.







                                H O U S E   O F

                                B R U S S E L S

                              C H O C O L A T E S
                              ____________________





                        Consolidated Financial Statements


                                January 31, 2003

House of Brussels Chocolates Inc.
Consolidated Balance Sheet
--------------------------------------------------------------------------------
(expressed in U.S. dollars)


                                                  JANUARY 31     APRIL 30
                                                     2003          2002
                                                ------------  --------------
                                                 (unaudited)  (audited * see
                                                                   Note 1)

ASSETS
Current assets
  Cash                                          $    22,777   $     8,444
  Accounts receivable                               666,598       186,244
  Inventory                                         648,051       382,285
  Prepaid expenses                                  102,938        32,040
                                                ------------  ------------
Total current assets                              1,440,364       609,013

Software                                              4,132         5,044
Property, plant and equipment                       495,500       677,704
Other assets                                         16,810         1,317
                                                ------------  ------------
                                                $ 1,956,806   $ 1,293,078
                                                ============  ============

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities
  Accounts payable and accrued
   liabilities                                  $   771,182   $   630,076
  Short-term loans                                        -       271,616
  Due to related parties                              8,834       167,877
  Stock subscriptions                                75,000             -
  Current portion of obligations
   under capital lease                               54,524       101,559
                                                ------------  ------------
Total current liabilities                           909,540     1,171,128

Long-term debt                                       52,580             -
Obligations under capital lease                           -        13,973
                                                ------------  ------------
                                                    962,120     1,185,101

Capital stock
  Authorized
    100,000,000 common shares,
    $0.001 par value
  Issued
    92,571,157 (April 30, 2002 -
    62,635,800 ) common shares                    3,155,802     3,104,546
Additional paid-in capital                        2,970,901       224,265
Warrants issued in connection with
 private placements                                 169,259             -
Accumulated other comprehensive income               (8,319)          919
Accumulated deficit                              (5,292,957)   (3,221,753)
                                                ------------  ------------
                                                    994,686       107,977
                                                ------------  ------------
                                                $ 1,956,806   $ 1,293,078
                                                ============  ============



               The accompanying notes are an integral part of these
                               financial statements

House of Brussels Chocolates Inc.
Consolidated Statement of Operations
--------------------------------------------------------------------------------
(expressed in U.S. dollars)

                               FOR THE NINE MONTHS        FOR THE THREE MONTHS
                                ENDED JANUARY 31            ENDED JANUARY 31
                               2003          2002           2003        2002
                                         (unaudited *               (unaudited *
                           (unaudited)    see Note 1)   (unaudited)  see Note 1)
                           ------------  ------------  ------------  -----------
Sales                      $ 2,330,800   $ 1,984,842   $ 1,028,119   $  938,588
Cost of sales, excluding
 amortization                1,240,144     1,144,383       576,428      490,936
                           ------------  ------------  ------------  -----------

Gross profit                 1,090,656       840,459       451,691      447,652


Selling, general and
 administrative expenses     1,187,990     1,257,064       310,506     488,678
Amortization of software         1,043         1,024           319         189
Amortization of property,
 plant and equipment           101,493        97,749        29,501      32,089
                           ------------  ------------  ------------  -----------
                             1,290,526     1,355,837       340,326     520,956

                           ------------  ------------  ------------  -----------
Net loss                   $  (199,870)  $  (515,378)  $   111,365   $  (73,304)
                           ============  ============  ============  ===========


Weighted-average number
 of common shares           61,013,632     2,025,000    61,013,632    2,025,000
 outstanding
                           ------------  ------------  ------------  -----------

Basic and diluted loss
 per share                 $     (0.00)  $     (0.25)  $      0.00   $    (0.04)
                           ============  ============  ============  ===========





               The accompanying notes are an integral part of these
                               financial statements

House of Brussels Chocolates Inc.
Consolidated Statement of Changes in Shareholders' Equity (Deficiency)
--------------------------------------------------------------------------------
(expressed in U.S. dollars)


                                                                    WARRANTS
                                                                   ISSUED IN
                                                                   CONNECTION
                                                                  WITH PRIVATE
                                                                   PLACEMENTS
                                                                 --------------
                                 COMMON STOCK        ADDITIONAL
                           -----------------------     PAID IN
                             SHARES       AMOUNT       CAPITAL      WARRANTS
                           -----------  -----------  -----------  ------------
Balance - April 30,
 2002 (unaudited)          11,315,900   $   11,316   $  731,359      250,000
                           -----------  -----------  -----------  ------------


Shares issued on

 acquisition of House
 of Brussels Holdings
 Ltd. - May 6, 2002*       30,000,000    3,104,546      224,265            -

Elimination of House of
 Brussels Chocolates
 Inc. share capital*                       (11,316)    (731,359)           -

Shares issued on
 acquisition of GFC
 Ventures Corp.
 @$0.11/share              13,684,700       13,685    1,491,632            -

Elimination of GFC
 Ventures accumulated
 deficit

Conversion of related
 party loans and
 expenses - May 10, 2002
 @$0.11/share               5,413,121        5,413      481,767    5,413,121

Conversion of loan
 from shareholder of
 House of Brussels
 Holdings Ltd. * May
 10, 2002 @$0.11/share        858,443          859       76,382      858,443

Conversion of
 Convertible Note -
 May 10, 2002
 @$0.11/share               1,363,636        1,364      121,363    1,363,636

Stock-based compensa-
 tion - Dec 5, 2002 in
 exchange for services      5,416,579        5,417       76,295            -

Private Placements
 #104-108, Dec/02           3,037,500        3,037      118,248    3,037,500


Convertible notes
 exercised *
 Nov/02-Jan/03             21,481,278       21,481      380,949   16,831,250

Foreign currency
 translation adjustment


Loss for the period
                           -----------  -----------  -----------  ------------

Comprehensive loss
                           -----------  -----------  -----------  ------------

Balance - January 31,
 2003 (unaudited)          92,571,157   $3,155,802   $2,970,901   27,753,950
                           ===========  ===========  ===========  ===========



                               WARRANTS
                               ISSUED IN
                              CONNECTION
                              WITH PRIVATE               ACCUMULATED
                               PLACEMENTS                   OTHER       SHARE-
                             -------------              COMPREHENSIVE   HOLDERS'
                                AMOUNT       DEFICIT        INCOME    DEFICIENCY
                             ------------  ------------  -----------  ----------
Balance - April 30,
 2002 (unaudited)            $    34,739   $(1,171,574)  $       -    $(394,160)

Shares issued on
 acquisition of House
 of Brussels Holdings
 Ltd. - May 6, 2002*                        (3,190,658)          -      138,153

Elimination of House of
 Brussels Chocolates
 Inc. share capital*             (34,739)      777,414           -            -

Shares issued on
 acquisition of GFC
 Ventures Corp.
 @$0.11/share                          -    (1,505,317)          -            -

Elimination of GFC
 Ventures accumulated
 deficit                                        (2,952)          -       (2,952)

Conversion of related
 party loans and
 expenses * May 10, 2002
 @$0.11/share                    108,263             -           -      595,443

Conversion of loan
 from shareholder of
 House of Brussels
 Holdings Ltd. - May
 10, 2002 @$0.11/share            17,188             -           -       94,429

Conversion of
 Convertible Note -
 May 10, 2002
 @$0.11/share                     27,273             -           -      150,000

Stock-based compensa-
 tion - Dec 5, 2002 in
 exchange for services                 -             -           -       81,712

Private Placements
 #104-108, Dec/02                    215                                121,500

Convertible notes
 exercised *
 Nov/02-Jan/03                    16,320                                418,750

Foreign currency
 translation adjustment                                     (8,319)      (8,319)

Loss for the period                           (199,870)                (199,870)
                             ------------  ------------  -----------  ----------

Comprehensive loss                                                     (208,189)
                             ------------  ------------  -----------  ----------

Balance - January 31,
 2003 (unaudited)            $   169,259   $(5,292,957)  $  (8,319)   $ 994,686
                             ============  ============  ===========  ==========




* Adjustments are due to the effects of the principles of reverse acquisition accounting that are applied as a result of the acquisition of House of Brussels Holdings Ltd. by House of Brussels Chocolates Inc. - See Note 1


               The accompanying notes are an integral part of these
                               financial statements

House of Brussels Chocolates Inc.
Consolidated Statement of Cash Flows
--------------------------------------------------------------------------------
(expressed in U.S. dollars)

                                                     FOR THE NINE MONTHS
                                                       ENDED JANUARY 31
                                                    2003             2002
                                               -------------     --------------
                                                (unaudited)      (unaudited *
                                                                  see Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period                            $   (199,870)     $   (515,378)
Adjustments to reconcile net loss for
 the period to net cash used in operating
 activities
   Value of rent recorded as comprehensive
    income                                                -           115,348
   Amortization of software                           1,043             1,024
   Amortization of property and equipment           101,493            97,749
   Gain on disposal of assets                       (20,447)                -
   Common stock issued for payment of fees           81,712                 -
Changes in non-cash working capital items
   Accounts receivable                             (463,645)         (117,678)
   Inventory                                       (248,071)         (158,194)
   Prepaid expenses                                 (68,288)          (17,446)
   Other assets                                     (15,448)                -
   Accounts payable and accrued liabilities         153,817           218,332
                                               -------------     -------------
                                                   (677,704)         (376,243)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of short-term loan                       (273,517)          357,711
Proceeds from related parties                      (160,170)           45,655
Proceeds from longterm debt                          52,580
Stock  subscriptions  received                       75,000                 -
Obligations under capital lease                     (61,153)          (64,308)
Proceeds from conversion of debt to
 common shares                                    1,258,622
Proceeds from issuance of common shares             121,500                 -
                                               -------------     -------------
                                                  1,012,862           339,058

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from (purchase of) property
 and equipment                                      122,322          (121,106)
Issuance of common shares for purchase
 of subsidiaries                                  1,505,317
Change in accumulated deficit from
 acquisition                                     (1,871,334)                -
                                               -------------     -------------
                                                   (243,695)         (121,106)
Foreign exchange effect on cash                     (77,130)            1,637
                                               -------------     -------------
Increase (decrease) in cash and
 cash equivalents                              $     14,333      $   (156,654)
Cash and cash equivalents, beginning
 of the period                                        8,444           107,903
                                               -------------     -------------
Cash and cash equivalents,
 end of the period                             $     22,777      $    (48,751)
                                               =============     =============


                                                     FOR THE NINE MONTHS
                                                       ENDED JANUARY 31
                                                    2003             2002
                                               -------------     --------------
                                                (unaudited)      (unaudited *
                                                                  see Note 1)

SUPPLEMENTAL CASH FLOW INFORMATION             $          -      $          -

SUPPLEMENTAL NON-CASH INVESTING AND                       -                 -
   FINANCING ACTIVITIES



    The accompanying notes are an integral part of these financial statements

House of Brussels Chocolates Inc.
Notes to the Consolidated Financial Statements
January 31, 2003

--------------------------------------------------------------------------------

1.     General

On March 4, 2003, Green Fusion Corporation changed its name to House of Brussels Chocolates Inc. and now trades under the symbol of HBSL on the OTC Bulletin Board. House of Brussels Chocolates Inc. was incorporated on March 5, 1998 in the State of Nevada. Effective May 1, 2002, the Company acquired all of the issued and outstanding shares of House of Brussels Holdings Ltd., which owns and operates Brussels Chocolates Ltd. (collectively referred to as "Brussels Chocolates"). Brussels Chocolates is a manufacturer and wholesaler of premium Belgium-style chocolates. On May 10, 2002, the Company also acquired all of the issued and outstanding shares of GFC Ventures Corp., a company that had been supplying management services to House of Brussels Chocolates Inc. and had facilitated the purchase of House of Brussels Holdings Ltd. by the Company.

Basis of presentation

The accompanying consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States for interim financial information. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the unaudited consolidated financial statements contain all adjustments necessary (consisting of normal recurring adjustments) for a fair presentation of the financial position as at January 31, 2003 and the results of operations for the periods ended January 31, 2003. For further information, refer to the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2001 and to the audited statements of Brussels Chocolates published under Form 8-K.

Although House of Brussels Chocolates Inc. is the legal acquirer of House of Brussels Holdings Ltd., these consolidated financial statements have been prepared using recommendations from the joint project of the International Accounting Standards Board and the Financial Accounting Standards Board on reverse acquisitions, which result in House of Brussels Holdings Ltd. acquiring House of Brussels Chocolates Inc. for accounting purposes. Under these principles, comparative figures for the prior period are based on the operating results of House of Brussels Holdings Ltd., but the type of share capital and the number of shares issued and outstanding will continue to reflect those of House of Brussels Chocolates Inc. Therefore, these consolidated financial statements include the accounts of House of Brussels Chocolates Inc. and its legal subsidiaries and all significant intercompany accounts and transactions have been eliminated on consolidation.

2.     Significant accounting policies

     a)   Accounts  receivable

     Accounts receivable are primarily the result of sales to wholesale customers and are net of any doubtful accounts.

     b)   Inventories

     Inventory and packaging supplies are valued at the lower of cost on a first in first out basis, or net realizable value.

     c)   Software  and  Property,  Plant  and  Equipment

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


3.     Accounts receivable

Included in accounts receivable is approximately $34,000 due from the sale of four retail stores in July 2002 and subsequent licensing revenue from a fifth store in December 2002 and is comprised of amounts payable in respect of inventory, prepaid expenses and other fees payable by the purchaser.

4.     Due to related parties

Amounts due to related parties are advances made by the directors of the Company and have no stated terms of repayment.

House of Brussels Chocolates Inc.
Notes to the Consolidated Financial Statements
January 31, 2003


--------------------------------------------------------------------------------

5.     Long-term debt

A company owned by two shareholders of House of Brussels Chocolates Inc. advanced the Company $52,580 in January 2003. The debt is repayable by May 31, 2004 and accumulates interest at a rate of 7% per annum. A General Security
Agreement covering all assets of the Company secures the debt. The loan agreement allows for a total of C$200,000 (US$131,000) to be advanced to the Company.

6.     Obligations under capital lease

The Company has leased certain manufacturing equipment through CIBC Leasing and one vehicle from Ford Leasing. The leases all expire before or during the year 2004.

7.     Revenue

In addition to the revenue from retail and wholesale product sales,, approximately $80,000 of licensing fees are included in the total for the period ended January 31, 2003. During the year, the Company entered into two
Memorandum of Agreements to sell four of its remaining stores and a Licensing Agreement for five stores totalling $184,000. The Licensing Agreement will, amongst other provisions, give the purchaser the right of first refusal to open additional House of Brussels Chocolates retail stores in British Columbia.


8.     Contingencies

In an effort to reduce costs the Company ceased making payments on three retail premises leases after vacating the premises. As of January 31, 2003, the Company still has obligations remaining on two of the retail premises. Under the terms of the leases, the Company is obligated to pay aggregate future rent of approximately $188,000 plus operating costs. Management has estimated that the future costs that will be incurred with respect to these leases will aggregate approximately $37,000. Accordingly, a provision for future lease costs in the amount of $37,000 has been accrued and is included in accounts payable and accrued liabilities. The aggregate ultimate cost of future rent for the vacated premises may exceed the amount accrued.

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

9.     Subsequent events

On March 4, 2003, a reverse split of the Company's outstanding shares of common stock occurred, on the basis of one new share of common stock being issued for each five currently issued and outstanding shares of common stock. The Company also altered its articles of incorporation to increase its authorized common shares to 60,000,000 (post-split) and to add a class of preferred shares, with an authorized limit of 4,000,000 shares. To date, the rights on the preferred shares have not been established.

10.     Recently issued accounting pronouncements

Recently issued accounting pronouncements will have no significant impact on the Company and its reporting methods.

House of Brussels Chocolates Inc.
Supplemental Statement of Expenses
--------------------------------------------------------------------------------
(expressed in U.S. dollars)


                                                        FOR THE NINE MONTHS
                                                          ENDED JANUARY 31
                                                       2003             2002
                                                     ------------   ------------
                                                     (unaudited)    (unaudited *
                                                                    see Note 1)

Selling expenses
  Bad debts                                          $   (10,268)   $    2,093
  Interest, bank fees, foreign currency conversion          (687)            -
  Office and miscellaneous                                 2,175        39,927
  Promotion and advertising                               65,944        94,389
  Professional fees                                            -             -
  Rent and utilities                                     135,491       324,812
  Salaries, benefits and consulting fees                 403,724       572,772
  Travel and entertainment                                55,764        28,779
                                                     ------------   -----------
                                                         652,143     1,062,772

General and administrative expenses
  Bad debts                                                    -             -
  Interest and bank fees                                  30,321        23,277
  Office and miscellaneous                                37,693        16,898
  Promotion and advertising                                3,837         1,287
  Professional fees                                      110,343        14,179
  Rent and utilities                                      28,151         8,020
  Salaries, benefits and consulting fees                 314,753       122,258
  Travel and entertainment                                31,196         8,373
  Gain on write-off of long-term assets                  (20,447)            -
                                                     ------------   -----------
                                                         535,847       194,292

                                                     ------------   -----------
Total Selling, general and administrative expenses   $ 1,187,990    $1,257,064
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

OVERVIEW

On March 4, 2003, Green Fusion Corporation changed its name to House of Brussels Chocolates Inc. and subsequently, began trading under the NASD Over-The-Counter Bulletin Board symbol of HBSL on the same day.

Acquisition  of  House  of  Brussels  Holdings

House of Brussels Chocolates Inc. ("We", "House of Brussels Chocolates" or the "Company") completed the acquisition of House of Brussels Holdings Ltd. ("House of Brussels Holdings") on May 6, 2002. This acquisition was completed pursuant to a share purchase agreement with House of Brussels Holdings and its shareholders dated April 2, 2002. We issued 6,000,000 shares (post five to one reverse split) to the shareholders of House of Brussels in exchange for all of the issued and outstanding shares of House of Brussels Holdings. This acquisition was agreed to be effective as of May 1, 2002. We have also adopted the year end of House of Brussels Holdings, which is April 30th, rather than continuing with our previous year end which was December 31st.

Business  of  House  of  Brussels  Chocolates

House of Brussels Holdings owns and operates Brussels Chocolates Ltd. (collectively referred to as "Brussels Chocolates"), an established manufacturer of gourmet quality chocolate products in Vancouver, British Columbia, Canada. Brussels Chocolates is a premier manufacturer and distributor of gourmet, high-quality Belgian chocolates through its licensed retail outlets and through a wholesale network in Canada, the United States and overseas. Since 1983, Brussels Chocolates has been an established chocolate manufacturer and retailer in the Vancouver, British Columbia metropolitan region and its name has become synonymous with high quality gourmet Belgian chocolates at an affordable cost.

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

Brussels Chocolates manufactures all of its chocolate products in-house at its high-quality manufacturing facility in Vancouver, British Columbia. This facility is currently operating at a low capacity, and will provide ample production capabilities for a planned ramp up in sales and operations throughout Canada and the United States.

Acquisition  of  GFC  Ventures  Corp.

We completed the acquisition of GFC Ventures Corp. ("GFC Ventures") on May 10, 2002, pursuant to an agreement originally dated June 26, 2001. GFC Ventures originally signed the letter of intent for the acquisition of Brussels Chocolates in June 2001 and has been engaged in the management of the business of House of Brussels Chocolates since that date. We issued an aggregate of 2,736,940 shares (post five to one reverse split) of our common stock in consideration of the acquisition of all of the outstanding shares of GFC Ventures.

Reverse  Split  and  Amendments  to  Articles  of  Incorporation

We completed a reverse split of our outstanding shares of common stock on the basis of one new share of common stock for each five previously outstanding issued and outstanding shares of our common stock. We also amended our Articles of Incorporation to give effect to the following:

1. the change of our corporate name from "Green Fusion Corporation" to "House of Brussels Chocolates Inc.";

2. the decrease to the number of our authorized shares of the common stock from 100,000,000 shares to 60,000,000 shares;

3. the creation of an authorized class of 4,000,000 shares of preferred stock; and

4. the removal of the requirement of cumulative voting for the election of our directors.

The reverse split and the amendments to our Articles of Incorporation were approved by the written consent of our shareholders effective March 4, 2003. The amendments to our Articles of Incorporation were effected by the filing of Restated Articles of Incorporation with the Nevada Secretary of State. A copy of the filed Restated Articles of Incorporation are attached to this Quarterly Report on Form 10-QSB.

BUSINESS  PLAN  FOR  HOUSE  OF  BRUSSELS  CHOCOLATES

Our business plan is to continue with the expansion of the business operations of Brussels Chocolates by developing new wholesale distribution channels. We have evaluated the current and future business potential of Brussels Chocolates, and believe that there is substantial room to increase its profitability through diversification of the business, both in terms of channel sales and geography. Our key business objective will be to expand the business operations of Brussels Chocolates in order to utilize 100% of its manufacturing capacity by the end of 2003. This planned expansion will include the development of new products and increased marketing and sales efforts into the United States.

We are currently working with distributors and retailers to explore new products to meet consumer needs. The lower cost of production and the difference in the value of the Canadian and U.S. dollars provide a cost advantage to us when selling our products to U.S. retailers. We have already obtained several significant orders from U.S. based retailers.

We plan on spending approximately $1,000,000 over the next twelve months to expand the business of House of Brussels Chocolates. Our plan of operations and the amount spent in pursuing our plan of operations may vary depending on the availability of financing, decisions made by our management and board of directors and sales contracts that we may obtain. We had positive working capital of $380,824 as of January 31, 2003, compared to a working capital deficit of $562,115 as of April 30, 2002. We have taken significant steps to increase our working capital through the issuance of shares and share purchase warrants in consideration for the cancellation of outstanding indebtedness.
However, we will still require significant amounts of additional financing in order to pursue our plan of operations. See the discussion below under Liquidity and Capital Resources.

RECENT  CORPORATE  DEVELOPMENTS

Since taking over the management of Brussels Chocolates, we have restructured the organization, reducing overhead and production costs. A principal component of our restructuring was to close our retail stores in order to focus our business exclusively on the wholesale market. We are now concentrating on increasing the utilization of our production facility on a year-round basis by obtaining large and steady wholesale supply contracts. The objective of this focus is to enable us to operate at a higher rate of capacity usage and to avoid the historical cyclical revenue results that Brussels Chocolates has been subject to in the past. These historical cyclical revenue results have reflected peak sales of chocolate products during the Christmas, Valentines' and Easter holiday periods.

During our first quarter, we closed marginal retail stores and sold four other stores to a purchaser that will operate these stores under a licensing arrangement. Our one remaining retail store was closed in our second quarter. In our third quarter one additional retail store was opened by the purchaser of our retail stores under a license arrangement. We will not be paid any ongoing royalties under our licensing arrangements for the House of Brussels retail stores, however these stores will purchase our chocolate products on a wholesale basis.

During our second quarter, we entered into a supply agreement with SLC Sweet Inc. ("SLC"), a company famous for its spokesperson, Suzanne Somers. We developed a "no sugar added" chocolate truffle with fillings such as mandarin orange and raspberry specifically for SLC. These chocolates fit into the line of "wellness" products marketed by SLC and Ms. Somers on the basis that they help promote a healthier lifestyle. We shipped the first of the orders to SLC in time for Suzanne Somers to debut the chocolates from October 11 to 13th, 2002 during one of her Home Shopping Network shows. SLC sells products marketed by Ms. Somers through the Home Shopping Network throughout the year, as well as through her website, www.somersweet.com. Subsequent to that order, we have
                        ------------------
shipped large amounts of products to SLC on a monthly basis, including several new product lines. We do not have a long-term supply agreement with SLC, but we have large purchase orders on hand and are currently manufacturing products for SLC. We are also actively engaged in long-term planning and product development with SLC.

We entered into a world-wide merchandise licensing agreement with Sega of America, Inc. This agreement provides us with a non-exclusive license to use the Sonic the Hedgehog character in connection with the manufacture, distribution and sale of milk chocolate, peanut butter, peanuts, caramel candy bars, milk chocolate and peanut butter boxed candy products. We have agreed to pay to Sega of America a royalty of 5% of net sales on all products sold under this license agreement, subject to a minimum guaranteed royalty of $62,500. The merchandise licensing agreement term expires December 31, 2004. We have paid an advance of $15,625 against the minimum guaranteed royalty. We will be required to incur all selling and marketing expenses for products sold under this licensing agreement in order to create sales. We have subsequently entered into a marketing agreement with Sega and Prima Games (a gaming magazine owned by Random House, Inc.) to launch the new candy bar to retailers in late March or early April of 2003.

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

PRESENTATION  OF  FINANCIAL  INFORMATION

House of Brussels Chocolates completed the acquisition of Brussels Chocolates effective May 1, 2002. Under United States generally accepted accounting principles, our financial statements have been prepared using reverse-acquisition accounting principles, which result in Brussels Chocolates acquiring House of Brussels Chocolates for accounting purposes. Accordingly, Brussels Chocolates is treated as the acquirer for accounting purposes, even though House of Brussels Chocolates is the legal acquirer. Under United States generally accepted accounting principles, comparative figures for prior periods are based on the operating results of Brussels Chocolates, but the type of share capital and number of issued and outstanding shares continue to reflect those of House of Brussels Chocolates. Therefore, our consolidated financial statements include the accounts of House of Brussels Chocolates and its legal subsidiaries and all significant intercompany accounts and transactions have been eliminated on consolidation. Our results of operations for the nine months ended January 31, 2003 include the financial results of Brussels Chocolates since May 1, 2002 and GFC Ventures since May 10, 2002. Comparative figures shown in our financial statements for the nine month period ended January 31, 2002 are for Brussels
Chocolates only. Further adjustments were also required as outlined in the notes to the financial statements. We have adopted the April 30 year end of Brussels Chocolates to reflect the accounting treatment of the acquisition, rather than proceeding with our previous December 31 year end.

RESULTS  OF  OPERATIONS

Revenues

We achieved revenues in the amount of $2,330,800 for the nine months ended January 31, 2003, compared to revenues of $1,984,842 for the nine months ended
January 31, 2002, representing an increase of $345,958 or 17.4%. Our revenues increased to $1,028,119 for the three months ended January 31, 2003 from $938,558 for the three months ended January 31, 2002, representing an increase of $89,531 or 9.5%. The increase in revenues is attributable to new wholesale contracts that we have obtained, including sales to SLC Sweets and to major retailers, such as Costco. Our plan is to continue to work with SLC and major retailers to continue to expand our wholesale distribution base.

We have not earned any revenues from sales of products under our license agreement with Sega of America by the end of January 31, 2003. We are working with Sega of America to launch a line of chocolate products using the Sonic the Hedgehog character during our fourth quarter. This new product is currently in production. We will be responsible for undertaking all selling and marketing efforts and expenses to achieve sales of this product line. We will incur set-up and production costs and may incur selling expenses in our fourth quarter prior to achieving revenues from this product line in subsequent quarters.

We have achieved this increase in revenues despite the drop in retail revenue that resulted from the closure of seven retail outlets and the sale of the remaining four retail stores. Our revenues include $80,250 of licensing fees associated with the sale of the four retail stores in July 2002, the opening of a store in Whistler, BC in December 2002 and the entering into of license arrangements with the purchaser for the operation of these stores. The license fees paid were one-time license fees. The purchaser has agreed under the terms of the licensing arrangement to purchase product from us on a wholesale basis, but will not pay ongoing license fees.

Cost  of  Sales

Our cost of sales increased to $1,240,144 for the nine months ended January 31, 2003, compared to cost of sales of $1,144,383 for the nine months ended January 31, 2002, representing an increase of $95,761 or 8.4%. Our cost of sales increased to $576,428 for the three months ended January 31, 2003 from $490,936 for the three months ended January 31, 2002, representing an increase of $85,492 or 17.4%. Our increases in cost of sales of 8.4% for the nine months ended January 31, 2003 and 17.4% for the three months ended January 31, 2003 compared to increases in revenues of 17.4% and 9.5%, respectively, during these periods. As a result, our gross profit margin increased to 46.8% for the nine months ended January 31, 2003, compared to 42.3% for the nine months ended January 31, 2002. Our gross profit decreased to 43.9% for the three months ended January 31, 2003 compared to 47.7% for the three months ended January 31, 2002. The increase to our gross profit margin for the nine months ended January 31, 2003 was attributable to our success in achieving increased sales from new sales contracts, our efforts to ensure healthy profit margins are obtained on every sales contract and efforts to reduce our costs. The decrease in gross profit for the three months ended January 31, 2003 is due to the closure of the retail sector of the business. In the past, the retail stores were most profitable during our third quarter due to December sales of Christmas products.

Our costs of sales include rent for our Vancouver, British Columbia manufacturing facility in the amount of approximately $11,000 per month and other overhead costs directly attributable to the manufacturing process.

Operating  Expenses

Our operating expenses decreased to $1,290,526 for the nine months ended January 31, 2003, compared to operating expenses of $1,355,837 for the nine months ended January 31, 2002, representing a decrease of $65,311 or 4.8%. Our operating expenses decreased to $340,326 for the three months ended January 31, 2003, compared to operating expenses of $520,956 for the three months ended January 31, 2002, representing a decrease of $180,630 or 34.7%.

Our general and administrative expenses increased to $535,847 for the nine months ended January 31, 2003, compared to general and administrative expenses of $194,292 for the nine months ended January 31, 2002, representing an increase of $341,555 or 175.8%. Our general and administrative expenses increased to $132,788 for the three month period ended January 31, 2003 from $61,901 for the three month period ended January 31, 2002, representing an increase of $70,887 or 114.5%. These increases in our general and administrative expenses are primarily attributable to increased management expenses, including a one-time charge to accrue fees in the amount of $150,000, which are payable to our chairman of our board of directors, Mr. Grant Petersen, and to our president, Mr. L. Evan Baergen, in consideration of the provision of their services from January 1, 2002 to October 31, 2002. These fees were incurred in connection with services provided by Mr. Baergen and Mr. Peterson in connection with our efforts to obtain new financing, new sales contracts and to make our business a viable business again and have been converted into shares of common stock and share purchase warrants. This increase in general and administrative expenses also reflects our new status as a reporting company under the Securities Act of 1934. We are subject to the increased costs of being a public company, whereas Brussels Chocolates was a private company during the nine months ended January 31, 2002. As well, some types of expenses that were classified as selling expenses in the prior year, such as office, rent and travel costs, have been shown as general and administrative expenses in the current year.

Our selling expenses decreased to $652,143 for the nine months ended January 31, 2003, compared to $1,062,772 for the nine months ended January 31, 2002, representing a decrease of $410,629 or 38.6%. Our selling expenses decreased to $177,718 for the three months ended January 31, 2003, compared to selling expenses of $426,777 for the three months ended January 31, 2002, representing a decrease of $249,059 or 58.4%. The reduction in selling expenses was in part due to the result of rationalization of selling costs, including reduction of salaries paid to sales employees, reduction in advertising efforts and the elimination of certain consultants and brokers. The reduction in selling expenses also reflected the reduction in expenditures related to the closure of our distribution warehouse in Toronto and retail outlets in Vancouver and also the re-allocation of certain types of expenses to general and administrative expenses, as mentioned previously. With the elimination of our retail stores, we anticipate that total selling costs will continue to decrease compared to the same period in the previous year. As a percentage of sales, our selling expenses decreased to 28% compared to almost 54% in the prior year for the nine month period ended January 31, 2002.

Loss

Our loss decreased to $199,870 for the nine months ended January 31, 2003 from $515,378 for the nine months ended January 31, 2002, representing a decrease of $315,508 or 61.2%. We had a net profit of $111,365 for the three months ended January 31, 2003 compared to a loss of $73,304 for the three months ended
January 31, 2002. The increase in profitability of $184,669 for the three months ended January 31, 2003 over the three months ended January 31, 2002 reflects our increased revenues and our decreased selling, general and administrative expenses, as discussed above. The increase in profitability also reflects the successful implementation of our plan to obtain consistent, year-round wholesale contracts while eliminating aspects of our business that are not profitable, such as some of the retail stores.

The elimination of the net loss incurred by House of Brussels Chocolates Inc. and GFC Ventures Corp. of approximately $265,000 for the nine months ended January 31, 2003, leaves only the net income of our operating company, Brussels Chocolates Ltd., of approximately $65,000, compared to a loss of $515,000 for the same nine month period in the prior year. The significant increase in net income is due to the implementation of our plan of operations, as previously mentioned.

LIQUIDITY  AND  CAPITAL  RESOURCES

Cash  and  Working  Capital  Deficit

We had cash in the amount of $22,777 as of January 31, 2003, compared to cash in the amount of $8,444 as of April 30, 2002. We had positive working capital of $380,824 as of January 31, 2003, compared to a working capital deficit of $562,115 as of April 30, 2002.

Our accounts receivable increased to $666,598 as of January 31, 2003, compared to $186,244 as of April 30, 2002 and is net of any doubtful accounts. The increase in accounts receivable was due in part to our producing and shipping a large order to SLC just prior to January 31, 2003. In addition, the increase in accounts receivable was due in part to the fact that sales for December 2002 and January 2003 were wholesale based, which include 30 to 60 day terms. In the prior year, many of the sales in the period leading up to April 2002 were retail based (cash) with no large wholesale orders.

Our inventory increased to $648,051 as of January 31, 2003 compared to $382,285 as of April 30, 2002. During the month of December 2002, we built up our inventories to meet our typical spring demand for tourist products, saving production capacity during the winter months for SLC orders and new product launches. The increase in inventory was also due to the fact that sales demand at April 20, 2002 was low and extra production capacity was high. Our objective at that point in time was to sell off as much inventory as possible to produce cash flow.


Our accounts payable increased to $771,182 as of January 31, 2003, compared to $630,076 as of April 30. The increase in our accounts payable is attributable to our increased purchasing for production of high-volume accounts, such as SLC and our tourist line of products, and our inability to pay for accounts payable from cash reserves. Although cash flow is steadily improving, we are still reliant on obtaining favourable terms from our suppliers to help provide working capital to support our sales growth.

Financing  of  Business  Operations

We financed our business operations during the past year primarily through cash generated from our operating revenues, short-term loans and sales of our common stock and share purchase warrants. Cash used in operating activities increased to $677,704 for the nine months ended January 31, 2003 from $376,243 for the nine months ended January 31, 2002. This cash used in operating activities was provided primarily from cash generated by financing activities. Cash generated by financing activities increased to $1,012,862 for the nine months ended January 31, 2003 from $339,058 for the nine months ended January 31, 2002. We repaid short-term loans and reduced our obligations under capital lease by $334,670 and issued $1,258,622 of common shares in settlement of Company debt, including amounts due to related parties. We also received $121,500 from private placements of common shares of the Company.

In addition, a company owned by two of our shareholders entered into a loan agreement with us, providing an initial loan amount of C$80,000 (US$52,580). The loan agreement allows us to borrow up to an additional C$120,000 (US$78,870) as funds become available to the shareholders. This loan is secured by a General Security Agreement over all of the assets of the Company, bearing interest at 7% per annum and a repayment date of May 31, 2004.

We are actively seeking other short-term financing to assist us in providing the necessary working capital to meet future production requirements, new product launches and reduction in trade payables. Management has also incurred expenses on behalf of the Company and has deferred most of their salaries, commissions and fees for the past several months in order to assist in cash flow.

Debt  Settlement

During the quarter ended January 31, 2003, we issued an aggregate of 4,296,256 shares of our common stock and 3,366,250 share purchase warrants in consideration for the cancellation of the following indebtedness:

1) a convertible note dated January 30, 2003, which was outstanding in the amount of $159,750.00, was settled by the issue of 266,250 units, where each unit consists of one share of common stock and one share purchase warrant. Each share purchase warrant entitles the holders to purchase an additional share of common stock at $0.25 per share until January 29, 2004;

2) a loan agreement dated November 5, 2002, which was outstanding in the amount of $20,000, was settled by the issue of 100,000 units, where each unit consists of one share of common stock and one share purchase warrant. Each share purchase warrant entitles the holders to purchase an additional share of common stock at $0.25 per share until February 24, 2004;

3) a convertible note dated August 6, 2002, which was outstanding in the amount of $89,000.28 ($85,000 plus $4,000.28 in accrued interest) , was settled by the issue of 930,006 shares of common stock;

4) a convertible note dated October 31, 2003, which was outstanding in the amount of $150,000, was settled by the issue of 3,000,000 units, where each unit consists of one share of common stock and one share purchase warrant. Each share purchase warrant entitles the holders to purchase an additional share of common stock at $0.30 per share until May 31, 2004. Of these units, 1,500,000 units were issued to Evan Baergen, our president and a director, and 1,500,000 units were issued to Grant Peterson, a director.

As a result of the cancellation of indebtedness, our working capital has been significantly increased and we believe our ability to achieve additional financing has significantly increased. We undertook this debt reduction with the intent of positioning our Company so that we could obtain additional funding which would enable us to undertake our planned expansion of the House of Brussels Chocolates' business.

Financing  Requirements

We will require additional funding in order to enable us to carry out our plan of operations, to pay ongoing operating costs and accounts payable. These costs include product development, market expansion, rent, consulting fees and expenses associated with complying with the obligations as a reporting issuer under the Securities Exchange Act of 1934. We are actively involved in discussions with several financial institutions to set up financing arrangements whereby we could borrow funds against large purchase orders. This would enable us to rapidly expand our production to meet anticipated sales demand without issuing additional shares of our common stock or other equity capital.

By completion of the acquisition of Brussels Chocolates, we believe that we have increased our potential to obtain financing from the private and public markets in order to finance the planned expansion of the House of Brussels Chocolates business. We will attempt to secure debt or equity financing based on the assets, future sales contracts and cash flow of House of Brussels Chocolates. Management believes that debt financing may be an attractive option to the Company based on low interest rates and the current low market value of our shares. If short-term and/or long-term financing cannot be obtained as described above, we will have to revise our planned expansion of the House of Brussels Chocolates business so that cash flow generated by operations is sufficient to meet our cash requirements. We have only obtained a small amount of financing to date and there is no assurance that additional financing will be obtained.


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


                           PART II--OTHER INFORMATION


ITEM  1.     LEGAL  PROCEEDINGS

In an effort to reduce costs the Company ceased making payments on three retail premise leases after vacating the premises. During the three months January 31, 2003, we paid to one of the landlords approximately $13,000 in full and final settlement for the leased premises. The settlement reduced the aggregate future rent by approximately $63,000 (plus operating costs) and reduced the provision for future lease costs by $25,000. As of January 31, 2003, the Company still has obligations remaining on two of the retail premises. No agreements have been reached on the other premises. No legal proceedings have been commenced regarding these liabilities. Under the terms of the leases for these premises, the Company is obligated to pay aggregate future rent of approximately $188,000, plus operating costs. Management has estimated that the future costs that will be incurred with respect to these leases will aggregate approximately $37,000. Accordingly, a provision for future lease costs in the amount of $37,000 has been accrued and is included in accounts payable and accrued liabilities. The aggregate ultimate cost of future rent for the vacated premises may exceed the amount accrued.

GDH Consultants Ltd. initiated legal proceedings against us in the Supreme Court of British Columbia on June 13, 2002. GDH Consultants has sued for damages based on its allegations that it entered into a joint venture agreement with us for the purpose of the development, manufacture, distribution and sale of ice wine truffles and is entitled to one-half of the profits from this joint venture. We have filed a statement of claim denying the existence of any joint venture agreement with GDH Consultants. We have also filed a counterclaim against GDH Consultants to recover amounts paid to GDH Consultants. We believe that there is no foundation for this claim. Accordingly, no amount has been accrued in respect of this claim.

Thumbnail Creative Group Inc., a packaging design company, initiated legal proceedings in the Supreme Court of British Columbia against us on April 15, 2002. Thumbnail Creative claimed approximately $10,000 relating to invoices rendered by Thumbnail Creative relating to various design services which we had refused to pay. We filed a statement of defense alleging that the boxes designed were not reasonably fit for the purpose intended. We allege that we received a flawed box design from the packaging design company. We also filed a counterclaim against Thumbnail Creative claiming damages for negligence and breach of contract in connection with the services provided by Thumbnail Creative. Thumbnail Creative obtained a judgment against us in the amount of $14,184 CDN (equal to approximately $9,000 US), plus interest, on October 16, 2002. The matter of our counterclaim has yet to be decided; however Thumbnail Creative has filed a statement of defense to our counterclaim. Execution of this judgment by Thumbnail Creative has been stayed by the court pending the determination of the outcome of our counterclaim.

A judgment has been obtained by a construction company against us for failure to pay approximately $40,000 relating to construction of a retail store in which the construction company exceeded their budget. This judgment has been satisfied subsequent to January 31, 2003.


ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

On March 4, 2003, the Company completed a five to one reverse split of the Company's outstanding shares of common stock. Upon completion of the reverse split, there was one share of common stock outstanding for each five previously issued and outstanding shares of common stock. All information set forth below is based on post-reverse split numbers of shares with corresponding adjustments to share and warrant prices.

The Company completed the following sales of securities without registration pursuant to the Securities Act of 1933 during the three months ended January 31, 2003:

1. The Company completed the sale of 30,000 units on November 1, 2003 at a price of $0.20 per unit for proceeds of $6,000 to one investor. Each unit was comprised of one share of common stock and one share purchase warrant. Each share purchase warrant entitled the holder to purchase one share of common stock at a price of $0.50 per share during the period from closing until February 23, 2003. A total of 30,000 shares and 30,000 share purchase warrants were issued. No commissions or fees were paid in connection with the offering. All sales were completed pursuant to Rule 506 of Regulation D of the Act to the investor on the basis that the investor is an "accredited investor", as defined in Rule 501 of Regulation D. All securities issued were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

2. The Company completed the sale of 77,500 units on November 4, 2002 at a price of $0.20 per unit for proceeds of $15,500 to one non-U.S. investor. Each unit was comprised of one share of common stock and one share purchase warrant. Each share purchase warrant entitled the holder to purchase one share of common stock at a price of $0.50 per share during the four months from closing until March 4, 2003. A total of 77,500 shares and 77,500 share purchase warrants were issued. No commissions or fees were paid in connection with the offering. The sales were completed pursuant to Regulation S of the Act on the basis that the purchaser is a non-U.S. person, as defined under Regulation S of the Act. All securities issued were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

3. The Company completed the following issuances of securities to an accredited investor pursuant to Rule 506 of Regulation D of the Act:

     (a) 100,000 units on November 5, 2003 at a deemed price of $0.20 per unit to the investor in consideration for the conversion in full of a convertible note held by the investor in the principal amount of $20,000. Each unit was comprised of one share of common stock and one share purchase warrant. Each share purchase warrant entitles the investor to purchase one share of common stock at a price of $0.30 per share during the period from closing until February 24, 2004. A total of 100,000 shares and 100,000 share purchase warrants were issued. No commissions or fees were paid in connection with the offering;

     (b) 250,000 units on December 18, 2003 at a price of $0.20 per unit for cash proceeds of $50,000. Each unit was comprised of one share of common stock and one share purchase warrant. Each share purchase warrant entitles the investor to purchase one share of common stock at a price of $0.50 per share during the four months from closing until March 25, 2003. A total of 250,000 shares and 250,000 share purchase warrants were issued. No commissions or fees were paid in connection with the offering.

     (c) 930,006 shares on January 30, 2003 at a deemed price of $0.10 per share to the investor in consideration for the conversion in full of a convertible note held by the investor in the principal amount of $89,000, plus accrued interest. No commissions or fees were paid in connection with the offering.

All securities issued were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

4. The Company issued 1,500,000 units on November 30, 2002 to Evan Baergen, the president and a director of the Company and 1,500,000 units on November 30, 2002 to Grant Peterson, a director of the Company. The units were issued upon the conversion of convertible notes issued by the Company to each of Mr. Baergen and Mr. Peterson in the amount of $75,000 each in respect of accrued consultant fees for services provided by Mr. Baergen and Mr. Peterson, respectively. The convertible notes were converted at a price of $0.05 per unit. Each unit was comprised of one share of common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one share of common stock at a price of $0.30 per share during the period from closing until February 24, 2004. A total of 1,500,000 shares and 1,500,000 share purchase warrants were issued. No commissions or fees were paid in connection with the offering. All sales were completed pursuant to Section 4(2) of the Act. All securities issued were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

5. The Company completed the issue of an aggregate of 1,083,316 shares on December 5, 2002 to six of the Company's consultants. The shares were issued pursuant to consultant agreements between the Company and each of the consultants at prices based on a range from $0.05 to $0.15 per share in consideration for the payment of an aggregate of $81,712 of consulting fees. Each of the consultants is a non-U.S. person. No commissions or fees were paid in connection with the offering. The sales were completed pursuant to Regulation S of the Act on the basis that each of the purchasers is a non-U.S. person, as defined under Regulation S of the Act. All securities issued were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act. Of the shares issued, 318,752 shares were issued to Grant Peterson, a director, in consideration of the payment of consulting fees in the amount of $31,875 and 100,000 shares were issued to Mrs. Carol Baergen, the wife of Evan Baergen, the president and a director of the Company. The shares issued to Mrs. Baergen were issued in consideration of the payment of consulting fees in the amount of $5,000 in respect of the human resource services provided by Mrs. Baergen to the Company.

6. The Company completed the sale of 100,000 units on December 18, 2002 at a price of $0.20 per unit for proceeds of $20,000 to one non-U.S. investor. Each unit was comprised of one share of common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one share of common stock at a price of $0.50 per share during the four months from closing until March 25, 2003. A total of 100,000 shares and 100,000 share purchase warrants were issued. No commissions or fees were paid in connection with the offering. The sales were completed pursuant to Regulation S of the Act on the basis that the purchaser is a non-U.S. person, as defined under Regulation S of the Act. All securities issued were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

7. On January 20, 2003 the Company completed a private placement, with three investors, of 150,000 units at a price of $0.20 per unit for total proceeds of $30,000. Each unit consists of one share of common stock and one common stock purchase warrant. Each common stock purchase warrant entitles the warrant holder to purchase one share of common stock at a price of $0.50 until April 17, 2003. No commission was paid in connection with the offering. The sales were completed pursuant to Regulation S of the Act on the basis that each purchaser is a non-U.S. person, as defined under Regulation S of the Act. All securities issued were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

8. The Company issued 266,250 units on January 30, 2003 to a private company owned by two of the Company's shareholders. The units were issued in consideration of the payment in full of the amount of $159,750 owed by the Company to the private company pursuant to a loan agreement at a deemed price of $0.60 per unit. Each unit was comprised of one share of common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one share of common stock at a price of $1.25 per share during the period from closing until January 29, 2004. A total of 266,250 shares and 266,250 share purchase warrants were issued. No commissions or fees were paid in connection with the offering. All sales were completed pursuant to Section 4(2) of the Act. All securities issued were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES

None.


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to a vote of our security holders during our fiscal quarter ended January 31, 2003.

Subsequent to January 31, 2003, our stockholders approved the following matters by the written consent of a majority of the shareholders entitled to vote:

1. the reverse split of the Company's outstanding shares of common stock on the basis of one new share of common stock for each five currently issued and outstanding share of common stock without correspondingly changing the Company's number of authorized shares of common stock (the "Reverse Split");

2. the amendment to the Articles of Incorporation to change the name of the Company from "Green Fusion Corporation" to "House of Brussels Chocolates Inc.";

3. the amendment to the Articles of Incorporation to decrease the number of authorized shares of the common stock of the Company from 100,000,000 shares to 60,000,000 shares;

4. the amendment to the Articles of Incorporation to create an authorized class of 4,000,000 shares of preferred stock; and

5. the amendment to the Articles of Incorporation to remove the requirement of cumulative voting for the election of directors of the Corporation.

The reverse split and the amendments to our Articles of Incorporation were approved by shareholders effective March 4, 2003. The amendments to our Articles of Incorporation were effected by the filing of Restated Articles of Incorporation with the Nevada Secretary of State. A copy of the filed Restated Articles of Incorporation are attached to this Current Report on Form 10-QSB.

ITEM  5.     OTHER  INFORMATION.

None.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

EXHIBITS  REQUIRED  BY  ITEM  601  OF  FORM  8-K

Exhibit
Number    Description of Exhibit
--------------------------------------------------------------------------------
3.1       Articles  of  Incorporation(1)
3.2       Bylaws,  as  amended(1)
3.3       Restated  Articles  of  Incorporation  (7)
4.1       Share  Certificate(1)
10.1 Share Purchase Agreement dated August 17, 2001 between the Registrant, House of Brussels Holdings Ltd. and the shareholders of House of Brussels Holdings Ltd.(2)
10.2 Amendment to Share Purchase Agreement dated October 22, 2001 between the Registrant, House of Brussels Holdings Ltd. and the shareholders of House of Brussels Holdings Ltd. (3)
10.3      Management  and  Office  Services  Agreement  dated  September 1, 2001 between  the  Registrant  and  GFC  Ventures  Corp.  (3)
10.4 Memorandum of Agreement dated March 11, 2002 between the Registrant, GFC Ventures Corp., House of Brussels Holdings Ltd. (4)
10.5 Share Purchase Agreement dated effective April 2, 2002 between the Registrant, House of Brussels Holdings Ltd. and the shareholders of House of Brussels Holdings Ltd.(5)
10.6 Merchandise License Agreement between House of Brussels Chocolates Inc. Corporation and Sega of America, Inc. dated effective July 1, 2002 (6)
99.1 Certification of Chief Executive Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)
99.2 Certification of Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)

--------------------------------------------------------------------------------

(1) Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Form 10-SB Registration Statement on January 28, 2000 (File No. 0-29213), as amended
(2) Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Current Report on Form 8-K filed on August 30, 2001
(3) Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Quarterly Report on Form 10-QSB filed on November 14, 2001
(4) Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Annual Report on Form 10-KSB filed on April 1, 2002.
(5) Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Current Report on Form 8-K filed on April 24, 2002.
(6) Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Quarterly Report on Form 10-QSB filed on December 16, 2002.
(7)  Filed  as  an  Exhibit  to  this  Quarterly  Report  on  Form  10-QSB.
--------------------------------------------------------------------------------



REPORTS  ON  FORM  8-K

We  did not file any Current Reports on Form 8-K during the fiscal quarter ended
January  31,  2003.   We  have  not  filed any Current Reports on Form 8-K since
January  31,  2003.

                                SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOUSE  OF  BRUSSELS  CHOCOLATES  INC.

Date:     March  14,  2003



By:  /s/ L.  Evan  Baergen
     ---------------------------
     L.  Evan  Baergen,
     President,  Secretary,  Treasurer  and  Director
     (Principal  Accounting  Officer)

                                 CERTIFICATIONS

I, STEPHEN WHITTINGTON, Chief Executive Officer of House of Brussels Chocolates Inc. (the "Registrant"), certify that;

1. I have reviewed this quarterly report on Form10-QSB of House of Brussels Chocolates Inc. Corporation;

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

Date:   March  14,  2003     /s/ STEPHEN WHITTINGTON
                             ___________________________________
                                   (Signature)
                                   Chief  Executive  Officer
                             ___________________________________
                                   (Title)

                                 CERTIFICATIONS

I, L. EVAN BAERGEN, Chief Financial Officer of House of Brussels Chocolates Inc. (the "Registrant"), certify that;

1. I have reviewed this quarterly report on Form10-QSB of House of Brussels Chocolates Inc. Corporation;

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

Date:   March  14,  2003     /s/ L. EVAN BAERGEN
                             ___________________________________
                                   (Signature)
                                   Chief  Financial  Officer
                             ___________________________________
                                             (Title)