Form 10KSB
period 2003-04-30
HOUSE OF BRUSSELS CHOCOLATES INC
filed 2003-07-29
CIK 1072367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒ Annual Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934
For the fiscal year ended April 30, 2003

☐ Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934
For the transition period from _____ to _____

COMMISSION FILE NUMBER:  000-29213

HOUSE OF BRUSSELS CHOCOLATES INC.
(Name of small business issuer in its charter)

NEVADA	52-2202416
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 208, 750 Terminal Avenue
Vancouver, BC, Canada	V6A 2M5
(Address of principal executive offices)	(Zip Code)

(604) 713-8052
Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act: NONE.

Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK, PAR VALUE $0.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuer's revenues for its most recent fiscal year: $3,046,851

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $8,313,388, as of July 18, 2003

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 19,787,561 shares of common stock as of July 18, 2003

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

1 of 33

HOUSE OF BRUSSELS CHOCOLATES INC.
ANNUAL REPORT ON FORM 10-KSB

2 of 33

PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

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

OVERVIEW

House of Brussels Chocolates Inc. (“We”, the “Company” or “House of Brussels”) owns and operates Brussels Chocolates Ltd. (collectively referred to as “Brussels Chocolates”), an established manufacturer of gourmet quality chocolate products in Vancouver, British Columbia, Canada. Brussels Chocolates is a premier manufacturer and distributor of gourmet, high-quality Belgian chocolates through its licensed retail outlets and through a wholesale network in Canada, the United States and overseas. Since 1983, Brussels Chocolates has been an established chocolate manufacturer and retailer in the Vancouver, British Columbia metropolitan region and its name has become synonymous with high quality gourmet Belgian chocolates at an affordable cost.

Brussels Chocolates offers a full line of gourmet quality, Belgian chocolates, utilizing high grade chocolate and quality ingredients. Brussels Chocolates’ signature product is its “hedgehog” chocolate - a molded chocolate design that blends aesthetics with taste for a strong customer appeal. The “hedgehog” is a traditional Belgian symbol of good luck, and the Brussels Chocolates manufactures its “hedgehog” chocolates in eighteen different flavors, including almond dark chocolate, macadamia milk chocolate and hazelnut white chocolate. Brussels Chocolates also offers fine quality chocolate bars in many different distinct flavors, as well as an assortment of truffles in flavors including maple creams. Brussels Chocolates’ ice wine truffles are made with Canadian ice wine and have become increasingly popular.

Brussels Chocolates manufactures all of its chocolate products in-house at its high-quality manufacturing facility in Vancouver, British Columbia. This facility is currently operating at a low capacity, and will provide ample production capabilities for a planned ramp up in sales and operations throughout Canada and the United States.

CORPORATE HISTORY

We were originally incorporated under the laws of the State of Nevada on March 5, 1998 under the name “Green Fusion Corporation”.

Acquisition of House of Brussels Holdings

We completed the acquisition of House of Brussels Holdings Ltd. (“House of Brussels Holdings”) on May 6, 2002. House of Brussels Holdings is the sole shareholder of Brussels Chocolates. This acquisition was completed pursuant to a share purchase agreement with House of Brussels Holdings and its shareholders

3 of 33

dated April 2, 2002. We issued 6,000,000 (post-reverse split) shares to the shareholders of House of Brussels Holdings in exchange for all of the issued and outstanding shares of House of Brussels Holdings. This acquisition was agreed to be effective as of May 1, 2002. In connection with this acquisition, we adopted the year end of House of Brussels Holdings, which is April 30th, rather than continuing with our previous year end which was December 31st.

Acquisition of GFC Ventures Corp.

We completed the acquisition of GFC Ventures Corp. (“GFC Ventures”) on May 10, 2002, pursuant to an agreement originally dated June 26, 2001. GFC Ventures originally signed the letter of intent for the acquisition of Brussels Chocolates in June 2001 and has been engaged in the management of the business of House of Brussels Chocolates since that date. We issued an aggregate of 2,736,940 (post-reverse split) shares of our common stock in consideration of the acquisition of all of the outstanding shares of GFC Ventures.

Reverse Split and Amendments to Articles of Incorporation

We completed a number of fundamental corporate changes to reflect our acquisition of House of Brussels Holdings. These changes were approved by our shareholders in our fourth quarter of 2003. We completed a reverse split of our outstanding shares of common stock on the basis of one new share of common stock for each five previously outstanding issued and outstanding shares of our common stock. We also amended our Articles of Incorporation to give effect to the following:

1.	the change of our corporate name from “Green Fusion Corporation” to “House of Brussels Chocolates Inc.”;

2.	the decrease to the number of our authorized shares of the common stock from 100,000,000 shares to 60,000,000 shares;

3.	the creation of an authorized class of 4,000,000 shares of preferred stock; and

4.	the removal of the requirement of cumulative voting for the election of our directors.

OUR BUSINESS DEVELOPMENT

Brussels Chocolates was founded in 1983 by a Belgian couple who brought their original moulds, traditional techniques and recipes from Belgium to establish a small production and retail outlet in an upscale neighborhood of Vancouver, Canada. Additional retail outlets were opened due to the success of the initial operations. To keep pace with increased demand, Brussels Chocolates opened a centralized manufacturing facility. Brussels Chocolates started sales to wholesale markets following the opening of the manufacturing facility.

Prior to 2002, Brussels Chocolates focused on the retail sector first and wholesale second. In addition, most revenue was generated from within the Greater Vancouver area. As a result of a very competitive retail chocolate market and small “boutique” sized wholesale customers, Brussels Chocolates struggled to make a profit despite its reputation for producing a premium chocolate (it was voted as the best chocolate in Vancouver). Historic sales fluctuated in the annual range of CDN $3 - $6 million (equivalent to approximately US $2.2 - $4.3 million). Brussels Chocolates expanded its business to include 13 retail outlets by December of 2001, most in the Vancouver area. While some of these retail stores were profitable, many struggled to cover their cost of operation. A few years prior to 2002, Brussels Chocolates had made significant progress into the wholesale market selling to large customers such as Costco and the duty-free shops. Up until 2002, Brussels Chocolates was selling a relatively small number of products all in the same packaging to all types of wholesalers and directly to consumers through our retail stores. This former business strategy created price confusion in the market place, especially since most of the product was being sold in the Vancouver area.

By the time the current management took over the operations in early 2002, it was apparent that Brussels Chocolates needed to pursue either the retail or wholesale markets and diversify its packaging and product

4 of 33

set. With the manufacturing plant operating only at about 15% capacity, our management determined that Brussels Chocolates needed to add volume in order to cover our fixed overhead costs and return us to profitability. Management determined that the way to achieve this objective in as short of time as possible was through an expanded effort into the wholesale market. This determination was based on management’s assessment that the cost to obtain new wholesale business was far less than the cost to obtain new retail business through retail expansion. Based on this new business strategy, we closed down our unprofitable retail stores and pursued new wholesale customers.

OUR PRODUCTS AND OUR MARKET

Brussels Chocolates’ signature product has always been the "hedgehog" - a molded chocolate design that blends the traditional Belgian symbol of good luck with taste for a strong customer appeal. We make the hedgehog truffle in many flavors using all three types of chocolate. Our most popular hedgehog truffle is a hazelnut filling in a premium milk chocolate shell. In total, most of our more than 100 products are based on the signature hedgehog. Other products include an assortment of tourist oriented truffles including some made with genuine maple syrup and some with Canadian ice wine, fine quality chocolate bars made in several distinct flavors, and low-carbohydrate chocolate bars and truffles. Our latest product is a “Sonic the Hedgehog” chocolate bar, aimed directly at the youth market. In addition to house brands, Brussels Chocolates creates custom packaging and sizing as well as private labels.

We typically have produced premium chocolates packaged in a high quality box, which are sold into custom boutiques and high-end retailers. We also sell product in a more cost effective box into the grocery, drugstore and tourist markets. During this last year we also sold a significant amount of product to SLC Sweet Inc. (“SLC”), a company whose spokesperson is Suzanne Somers, under a private label arrangement. This represents a relatively new market for us. The launch of the Sonic the Hedgehog candy bar reflects our attempt to expand our business into another new market – the youth market. We have undertaken our expansion into new markets with the objectives of increasing sales and evening out the large swings in revenue that have always been a trademark of many premium chocolate manufacturers. The Christmas season has historically been very busy for us, but sales historically drop off through winter into a slow period during late spring and summer. One of the goals of management is to eliminate or reduce the severity of our historical revenue and plant utilization swings. We believe that the diversification of our products and our markets will significantly reduce our revenue swings. We have recently attended many tradeshows and buyers meetings that make us optimistic that are product development and marketing efforts will be successful.

We sold our product to a diversified group of wholesalers during the past year. Large customers such as SLC and Costco Wholesale now represent a significant portion of our revenue. We are focusing our marketing and sales efforts on large companies with the objective of reducing our overhead and administration expenses as a percentage of our revenues. However, this strategy, if successful, will makes us more dependent on a few, large customers.

We draw from a wide variety of suppliers for most of our raw materials for manufacturing. Our supply of chocolate can come from a number of suppliers, but we have developed a good relationship with a few of the companies. We generally purchase most of our chocolate from Schokinag and Callebaut. We have been purchasing our chocolate from these companies for many years and find that the quality of product supplied by these companies to be very high. Our other two main suppliers are Boxmaster and Ellis Packaging, both manufacturers of boxes that we use for packaging of our chocolates. We have used many different suppliers in the past and continue to use several other suppliers for specialty packaging terms.

OUR MANUFACTURING FACILITY

We lease approximately 26,000 square feet of manufacturing and head office space in Vancouver, B.C. These premises are located at Suite 208, 750 Terminal Avenue, Vancouver, British Columbia, Canada. Our manufacturing facility has been customized for production of our chocolate products. This customization includes cooled production and inventory storage along with other improvements needed to manufacture food products. We occupy approximately 50% of the main building on this property, which is located minutes from

5 of 33

downtown Vancouver. We currently have an excess of capacity at this facility. Our objective is to increase production of chocolate products during the current fiscal year in order to enable us to better utilize this facility.

OUR RETAIL OPERATIONS

As described previously, we have scaled back our retail operations and currently only have three retail outlets, with one location scheduled to close on March 31, 2004 when the lease expires. All three locations are currently profitable. We will continue to operate the remaining two retail locations, one located at the factory and the other in the heart of downtown Vancouver. These outlets serve as good showcases for our products.

RECENT CORPORATE DEVELOPMENTS

We entered into a supply agreement during the second quarter of 2003 with SLC Sweet Inc. ("SLC"), a company famous for its spokesperson, Suzanne Somers. We developed a "no sugar added" chocolate truffle with fillings such as mandarin orange and raspberry specifically for SLC. These chocolates fit into the line of "wellness" products marketed by SLC and Ms. Somers on the basis that they help promote a healthier lifestyle. These chocolate products are marketed by SLC under the “Somersweet” brand name. We shipped the first of the orders to SLC in time for Suzanne Somers to debut the chocolates from October 11 to 13th, 2002 during one of her Home Shopping Network shows. SLC sells products marketed by Ms. Somers through her various appearances on the Home Shopping Network, as well as through her website, www.somersweet.com. Subsequent to that order, we have continued to ship products to SLC on a regular basis, with most of the product being delivered in the fall and winter months. We do not have a long-term supply agreement with SLC, but we have become a key supplier to SLC and are actively engaged in long-term planning and product development with SLC.

We entered into a world-wide merchandise licensing agreement with Sega of America, Inc. during 2003 that provides us with a non-exclusive license to use the Sonic the Hedgehog character in connection with the manufacture, distribution and sale of milk chocolate, peanut butter, peanuts, caramel candy bars, milk chocolate and peanut butter boxed candy products. We have agreed to pay to Sega of America a royalty of 5% of net sales on all products sold under this license agreement, subject to a minimum guaranteed royalty of $62,500. The merchandise licensing agreement term expires December 31, 2004. We have paid an advance of $15,625 against the minimum guaranteed royalty. We will be required to incur all selling and marketing expenses for products sold under this licensing agreement in order to create sales. We have subsequently entered into a marketing agreement with Sega and Prima Games (a gaming magazine owned by Random House, Inc.) to launch the new “Sonic the Hedgehog” candy bar to retailers. In May 2003 we launched the “Sonic the Hedgehog” chocolate bar at the National Confectioners Association's All Candy Expo® in Chicago. The product was very well received and we are now in the order taking and fulfilling stage.

In the first quarter of 2003 we sold the assets of our four remaining retail stores and entered into a licensing agreement with the purchaser to operate these stores. This arrangement was part of our plan to focus on the wholesale component of our business. The purchaser’s plan was to expand the retail stores and open up new licensed locations. Due to other business commitments that occurred, the purchaser could not dedicate the time necessary to make the retail stores a success, so we agreed to resume operational control of the three remaining stores in April 2003 (the lease expired on the fourth location). A tentative agreement has been reached with the purchaser to re-purchase the assets of stores, including the renovations that were made to one of the stores. Approximately $36,000 in unpaid licensing fees were written off. In early 2004, a lease on the store located in a shopping center will expire, leaving the factory store and one located in the heart of Vancouver. We plan to continue operating these two stores.

The re-purchase of the stores has been made in one of our subsidiaries, GFC Ventures, and will be operated as a separate division.

6 of 33

BUSINESS PLAN FOR HOUSE OF BRUSSELS CHOCOLATES

Our business plan is to continue with the expansion of the business operations of Brussels Chocolates by leveraging existing products with more sophisticated marketing techniques and joint venture associations while developing new, innovative products that meet changing consumer demand. The ability to “leverage” comes from Brussels Chocolates’ high quality products coupled with low overhead and manufacturing costs.

Our classic products such as hedgehogs, maple chocolates and ice wine truffles have always been very attractive to buyers. With a focus on the wholesale channel, our current strategy is to maximize shareholder value by selling our best products through the distribution channels of others. We have evaluated the current and future business potential of Brussels Chocolates, and believe that there is substantial room to increase its profitability through diversification of the business, both in terms of sales channels and geography. Our key business objective will be to expand the business operations of Brussels Chocolates in order to utilize 100% of its manufacturing capacity by the end of fiscal 2004.

We are currently working with distributors and retailers to explore new products to meet consumer needs. The lower cost of production and the difference in the value of the Canadian and U.S. dollars provide a cost advantage to us when selling our products to U.S. retailers. In addition to expanding our existing wholesale channels for our existing product line, we are focusing on two further types of wholesale business development: private label manufacturing and new product marketing initiatives. An example of each is given below:

1.
Our initial success with private labeling for the Suzanne Somers Corporation’s Somersweet line of carbohydrate reduced chocolate has demonstrated to us that private labeling is a business opportunity which has the potential to enable us to increase sales of our chocolate products. We are now actively targeting major retailers who currently do not have chocolate offerings in their product line and where we believe there is a logical marketing parlay or synergy in order to expand our private label business.

2.
We entered into our licensing agreement with Sega of America in order to capitalize on the product association between our classic Hedgehog products and the Sega video game character, Sonic The HedgehogTM. During 2003, we obtained a worldwide licensing agreement to produce and market chocolate products under the Sonic The Hedgehog trademark. We have two products in production at this point. Focusing on ingredients that kids love best, we have developed a 44g chocolate bar containing peanuts, peanut butter and caramel in the shape of a hedgehog complete with Sonic logo and a simplified 10g “treat” containing only chocolate and peanut butter that will boxed in colorful 6-paks and as individually wrapped treats for Halloween.

We hope to attenuate the cyclical nature of our seasonal chocolate business by offering selling to a broader mix of wholesale clients and by focusing on products that have a year-round demand. Our management recognizes the need to expand production but also is cognizant of the need to maintain and expand profit margins. Stabilizing monthly sales provides us with an effective and cost efficient way of operating our production facility, which will have direct bearing on margins since overhead costs are relatively constant and amortized over more revenue on a more consistent basis.

Since our acquisition of Brussels Chocolates, we have identified and landed substantial new customers while simultaneously developing several new and exciting products. We plan on spending approximately $1,000,000 over the next twelve months to expand our business. Our plan of operations and the amount spent in pursuing our plan of operations may vary depending on the availability of financing, decisions made by our management and board of directors and sales contracts that we may obtain. We had positive working capital of $280,350 as of April 30, 2003, compared to a working capital deficit of $562,115 as of April 30, 2002. We have taken significant steps to increase our working capital through the issuance of shares and share purchase warrants in consideration for the cancellation of outstanding indebtedness. However, we will still require significant amounts of additional financing in order to pursue our plan of operations. See the discussion below under Item 6 – Management’s Discussion and Analysis or Plan of Operations - Liquidity and Capital Resources.

7 of 33

COMPETITION

We compete with a large number of chocolate manufacturers and retailers both in Canada and the United States. The total number of our competitors is unknown, however, statistical information on the chocolate industry as a whole indicates that in the United States alone, chocolate consumption in 2001 amounted to 3.1 billion pounds worth $8.5 billion (wholesale) and then $13.1 billion at retail. Furthermore, retail revenues for chocolate accounted for 55% of the confection industry as a whole. Our production represents a very small portion of the overall market. We compete against large companies who have greater financial resources and greater production capabilities than we do. Our plan is to compete against these competitors by focusing on niche markets, including the gourmet chocolate market and the “diet” chocolate market.

We believe our competitive advantage is in two categories that we believe are significant growth areas:

1. Gourmet chocolate is the fastest growing segment in the industry. It is now estimated that 20% of United States chocolate sales are within the gourmet and specialty retail segments. In the United States especially, this is driven by an increase in an affluent baby boomer population and wide scale availability at upscale department stores and boutiques. In addition, we believe that health-conscious American markets are coming to realize that chocolate is not the once dreaded source of health problems, obesity, and cavities that was perceived. In fact, recent studies show that compounds contained within chocolates called “flavonoids” help to maintain a healthy heart, good circulation and reduce blood clotting, which decreases the likelihood of heart attacks and strokes.

We plan to compete in the market for gourmet chocolates in the United States. We believe that one of our competitive advantages in this market will be that our operating and production costs are typically lower than United States manufacturers due to the fact that our operations are based in Canada and the lower value of the Canadian dollar in comparison to the United States dollar.

2. Demand for low-carbohydrate or “diet” chocolate is increasing. No specific growth rate numbers are available, but with the recent emergence of Maltitol-based chocolate, we believe that this market is in its infancy and is poised for growth over the next decade.

We believe our competitive advantage in this area is that we are well poised with numerous already-developed products (mostly under the Somersweet label) and we are established with suppliers to maintain a constant supply of Maltitol chocolate. Maltitol is a reduced calorie bulk sweetener with sugar-like structure, taste and sweetness. Prior to its development, the production of "sucrose-free" or "no sugar added" chocolate proved difficult because the sweeteners failed to have similar physical and chemical properties of sucrose. Maltitol’s specific characteristics allow it to replace sucrose in nearly all types of chocolate.

Numerous competitors are attempting to enter into the low-carbohydrate market. We have recognized Carbolite, Ross, Dr. Atkins, Pure De-lite, Asher's Sugar-Free, and Thermojetics as competitors in this market.

At this point there is no real way for us to assess the impact of competition in the low-carbohydrate market. We believe that competitors are numerous, although we suspect that many competitors are merely private label marketing ploys to capitalize on an emerging trend. We have realized the potential of the low-carbohydrate chocolate market and are working with SLC to market the Somersweet line of crunch bars through high-end retail chains. In the months to come, we will be introducing our own line of low-carbohydrate chocolates, similar to the Somersweet line, offered under private label. In addressing this competition, we believe that it will be our ability to innovate and recognize opportunity that will determine our success.

INTELLECTUAL PROPERTY

We are one member of a four-company group called the “Hedgehog Consortium” that is applying for a Canadian trademark for the “hedgehog” as it pertains to food products. One member of this group already owns a similar trademark in the US and has granted the other three members a renewable, 99-year license to

8 of 33

use the trademark without charge. In addition, we hold trademark no. 326,304 on the name “House of Brussels Chocolates” and the associated logo in Canada and have applied for a similar trademark in the US.

Our chocolate recipes are proprietary and are considered to be trade secrets.

GOVERNMENT REGULATION

We are subject to food and packaging regulations in all countries in which our products are sold. No extraordinary regulations apply to our production processes or products.

EMPLOYEES

As of April 30, 2003, we had approximately 50 full-time employees and consultants. We use as many as 20 part-time and casual employees to meet the natural cyclical nature of our business.

RESEARCH AND DEVELOPMENT EXPENDITURES

We developed many new products this year, mainly for SLC using “no sugar added” (Maltitol) chocolate. Our estimated total development cost for the year is $200,000. All of the products that we produced and sold to SLC were developed during the year.

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

If We Do Not Obtain Additional Financing, We May Not Be Able to Expand Our Business As Planned

Our business plan calls for increased expenses associated with the expansion of the business of House of Brussels. We anticipate that revenues from operations will initially be insufficient to cover these increased expenses in the short term. Accordingly, we are likely to have substantial additional capital requirements. We can provide no assurance that such funding will be available if and when needed. Obtaining additional financing will be subject to a number of factors, including:

(i)	market conditions;
(ii)	the operating performance of House of Brussels;
(iii)	our ability to successfully implement the business plan for the expansion of House of Brussels; and
(iv)	investor acceptance of our business plan.

These factors may make the timing, amount, terms and conditions of additional financing unattractive for us. If we are unable to raise additional capital, we may not be able to implement our business plan and our plan of operations. In this event, we will have to scale back our expansion plans. We do not have any arrangements in place for financing and there is no assurance that the required financing will be secured.

If We Are Not Successful In Obtaining New Wholesale Contracts, Then There Is No Assurance That We Will Be Able To Increase Our Revenues Or Expand Our Business As Planned

Our business plan is to increase the number of wholesale contracts for the sale of our chocolate products. Our ability to increase sales of wholesale products will be conditioned on a number of factors, including overall demand for our chocolate products, the prices of competing chocolate products offered by competitors, the price at which we are prepared to sell our products to wholesalers and our ability to access

9 of 33

and secure agreements with large distributors. In the event that we are not able to increase sales through wholesale contracts as planned, then our revenues will not increase and we may not be able to expand our business as planned. Further, if we are unable to maintain existing sales of chocolate products through wholesale contracts, then our revenues would decrease and our operating results and financial condition would be materially and adversely affected.

As The Market For “Diet” Chocolates Is In Its Infancy, There Is No Assurance That We Will Be Able To Maintain Or Increase Sales Of Our “Diet” Chocolates

We have recently developed low-carbohydrate or “diet” chocolates. These include the chocolates that we sell to SLC under the “Somersweet” product line. ”Diet” chocolates represent a new market. There is no assurance that our initial sales in this market will continue or that we will be able to expand sales to this market. Our inability to continue sales of “diet” chocolates will have an adverse effect on our revenues and consequently our operating results and financial condition.

If We Are Unable To Realize Anticipated Sales Of The “Sonic The Hedgehog” Products, Then Our Business, Financial Condition And Operating Results May Be Adversely Affected

We are currently anticipating that we will realize sales of our “Sonic the Hedgehog” products during our current and future fiscal quarters of 2004. There is no assurance that these sales will materialize. We have incurred significant expense in pursuing this market and in preparing for production of these new products. In the event that sales do not materialize as anticipated, then our business, financial condition and operating results will be adversely affected.

If Our Efforts To Achieve Revenues Through Sales Of Private Label Products Are Not Successful, Then Our Business, Financial Condition And Operating Results Will Be Adversely Affected

One of the components of our current business plan is to increase our sales through “private labeling” agreements with third parties. Under these contemplated agreements, we would manufacture chocolates and box the chocolates under the private label of the third party for resale by the third party. There is no assurance that private labeling agreements will result in increases to our revenues. If we devote significant expense to private labeling arrangements and significant revenues are not achieved, then our business, financial condition and operating results would be adversely affected.

If We Are Not Able To Effectively Manage Expanding Operations, Then Our Business May Be Harmed

Our business plan anticipates that the business operations of House of Brussels will undergo significant expansion as the plan is implemented. This expansion will require us to hire additional personnel and establish new wholesale distribution channels. We anticipate that this growth will place a significant strain on our managerial, operational and financial resources. To accommodate this growth, we must successfully find and train additional employees and acquire and establish new wholesale distribution channels and operations. We may not succeed with these efforts. Our failure to expand in an efficient manner could cause our expenses to be greater than anticipated, our revenues to grow more slowly than expected and could otherwise have an adverse effect on our business, financial condition and results of operations.

If We Are Unable To Hire And Retain Key Personnel, Then We May Not Be Able To Implement Our Business Plan

We depend on the services of our management and key personnel of House of Brussels. The loss of the services of any of our key management, sales or operations personnel could have an adverse effect on our business, financial condition and the results of operations of House of Brussels.

If We Are Not Able To Compete Effectively, Then Our Business Will Be Harmed

There are many companies that manufacture chocolate products and that are engaged in the retail market for chocolate products. Competition is intense and there is no assurance that we will be able to successfully expand the operations of House of Brussels. Competition could adversely affect our business, financial condition and results of operations. In addition, our competitors may develop competing business strategies and products that gain greater market acceptance. It is also possible that new competitors may emerge and

10 of 33

acquire significant market share. Our inability to attract consumers and earn revenue due to competition will have an adverse effect on our business, financial condition and results of operations. One of our advantages is the difference between the Canadian and the US dollar. If the Canadian dollar continues to increase in comparison to the US dollar, we will have to raise our prices and that could decrease our competitiveness.

There Is A Limited Market For Our Common Stock. If A Market For Our Common Stock Is Developed, Then Our Stock Price May Be Volatile

Our common stock is traded on the NASDAQ OTC Bulletin Board. However, there is a limited market for our common stock and there is no assurance that investors will be able to sell their shares in the public market. We anticipate that the market price of our common stock will be subject to wide fluctuations in response to several factors, such as:

a)	actual or anticipated variations in our results of operations;
b)	our ability or inability to generate new revenues;
c)	increased competition; and
d)	conditions and trends in the chocolate products manufacturing and retail industries.

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

11 of 33

ITEM 2.	DESCRIPTION OF PROPERTY.

We lease approximately 26,000 square feet of manufacturing and head office space in Vancouver, B.C. These premises are located at Suite 208, 750 Terminal Avenue, Vancouver, British Columbia, Canada. We occupy approximately 50% of the main building on this property, which is located only minutes from downtown Vancouver. The building is in good condition and has been upgraded to facilitate our manufacturing and production requirements. Our lease is with a non-related third party and is for a five-year term expiring April 30, 2007. We pay approximately CDN$16,106 (approximately US$11,236 as of July 18, 2003) per month in leasehold expenses for this facility. Our manufacturing and head office facility is adequate to meet our current requirements.

ITEM 3.	LEGAL PROCEEDINGS.

We are a party to the legal proceedings described below. We are not party to any other material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

GDH Consultants Ltd. initiated legal proceedings against us in the Supreme Court of British Columbia on June 13, 2002. GDH Consultants has sued for damages based on its allegations that it entered into a joint venture agreement with us for the purpose of the development, manufacture, distribution and sale of ice wine truffles and is entitled to one-half of the profits from this joint venture. We have filed a statement of claim denying the existence of any joint venture agreement with GDH Consultants. We have also filed a counterclaim against GDH Consultants to recover amounts paid to GDH Consultants. We believe that there is no foundation for this claim. Accordingly, no amount has been accrued on our financial statements in respect of this claim.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The following matters were submitted to our security holders for a vote during the fourth quarter of our fiscal year ended April 30, 2003:

1.	the reverse split of our outstanding shares of common stock on the basis of one new share of common stock for each five previously issued and outstanding shares of common stock;
2.	the amendment to our Articles of Incorporation to change our name from “Green Fusion Corporation” to “House of Brussels Chocolates Inc.”
3.	the amendment to our Articles of Incorporation to decrease the number of our authorized shares of the common stock from 100,000,000 shares to 60,000,000 shares;
4.	the amendment to our Articles of Incorporation to create an authorized class of 4,000,000 shares of preferred stock; and
5.	the amendment to our Articles of Incorporation to remove the requirement of cumulative voting for the election of our directors.

Each of the matters submitted was approved by the written consent of a majority of our shareholders with affirmative votes totaling 79.75% of our issued and outstanding shares as at February 4, 2003. We have filed a certificate of amendment to our articles of incorporation with the Nevada Secretary of State in order to give effect to the changes to our name and our authorized capital.

12 of 33

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our shares are currently trading on the OTC Bulletin Board under the stock symbol HBSL. The high and low bids for the shares for each quarter of the past two fiscal years of trading were:

	2003(1)			2002(1), (2)		2001(1).(2)
QUARTER ENDED	HIGH	LOW	QUARTER ENDED	HIGH	LOW	HIGH	LOW
July 31, 2002	0.19	0.03	March 31	0.25	0.08	0.17	0.07
October 31, 2002	0.09	0.04	June 30	N/A	N/A	1.67	0.07
January 31, 2003	0.32	0.05	September 30	N/A	N/A	0.45	0.19
April 30, 2003	1.01	0.12	December 31	N/A	N/A	0.32	0.09

(1)	All figures shown prior to March 4, 2003, are pre-reverse split bid prices.
(2)	These quarters reflect our previous year end of December 31st.

The source of the high and low bid price information is the OTC Bulletin Board. The market quotations provided reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Registered Holders of Our Common Stock

As of April 30, 2003, there were 50 registered shareholders of our common stock.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.
Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future. Our current policy is to retain any earnings in order to finance the expansion of our operations. Our board of directors will determine future declaration and payment of dividends, if any, in light of the then-current conditions they deem relevant and in accordance with the Nevada Revised Statutes.

13 of 33

RECENT SALES OF UNREGISTERED SECURITIES

We completed the following sales of securities without registration pursuant to the Securities Act of 1933 (the “Act”) during the fiscal year ended April 30, 2003 that have not been reported on our previous Quarterly Reports on Form 10-QSB during the fiscal year:

1.
Pursuant to a settlement agreement dated March 17, 2003, we issued 27,176 shares on April 22, 2003 to a non-U.S. company in consideration of the settlement of debt totaling US$23,009.66 (CDN$35,000.00) at a deemed price of $0.17 per share. The shares were issued pursuant to Regulation S of the Act on the basis that the shares were issued to a non-U.S. person, as defined under Regulation S of the Act. The securities issued were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

2.
We issued 1,000,000 units on April 30, 2003, at a price of $0.05 per unit for proceeds of $50,000 to one non-U.S. investor. Each unit was comprised of one share of common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one share of common stock at a price of $0.30 per share until May 31, 2004. A total of 1,000,000 shares and 1,000,000 share purchase warrants were issued. No commissions or fees were paid in connection with the offering. The sales were completed pursuant to Section 4(2) of the Act. All securities issued were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

We completed the acquisition of House of Brussels Holdings on May 6, 2002, with an effective date of May 1, 2002. This acquisition was completed pursuant to a share purchase agreement with House of Brussels Holdings and its shareholders dated April 2, 2002. Our results of operations for the year-ended April 30, 2003 include the financial results of House of Brussels Holdings.

PRESENTATION OF FINANCIAL INFORMATION

House of Brussels Chocolates completed the acquisition of House of Brussels Holdings effective May 1, 2002. Under United States generally accepted accounting principles, our financial statements have been prepared using reverse-acquisition accounting principles, which resulted in House of Brussels Holdings acquiring House of Brussels Chocolates for accounting purposes. Accordingly, House of Brussels Holdings is treated as the acquirer for accounting purposes, even though House of Brussels is the legal acquirer. Under United States generally accepted accounting principles, comparative figures for prior periods are based on the operating results of House of Brussels Holdings, but the type of share capital and number of issued and outstanding shares continue to reflect those of House of Brussels. Therefore, our consolidated financial statements include the accounts of House of Brussels and its legal subsidiaries and all significant intercompany accounts and transactions have been eliminated on consolidation. Our results of operations for the year ended April 30, 2003 include the financial results of House of Brussels Holdings since May 1, 2002 and GFC Ventures since May 10, 2002. Comparative figures shown in our financial statements for the year ended April 30, 2002 are for House of Brussels Holdings only. Further adjustments were also required as outlined in the notes to the financial statements. We have adopted the April 30 year end of House of Brussels Holdings to reflect the accounting treatment of the acquisition, rather than proceeding with our previous December 31 year end.

14 of 33

PLAN OF OPERATIONS

We plan on expanding our business to the point of fully utilizing our existing factory and machinery. We plan on achieving this by pursuing new markets for our products, mainly in the US, with our original product line plus the sugar-free and Sonic products. Our plan of operations and the amount spent in pursuing our plan of operations may vary depending on the availability to us of financing and decisions made by our management and board of directors. We had positive working capital of $280,350 as of April 30, 2003. Our plan of operations is to spend approximately $1,000,000 over the next twelve months in order to expand our operations. Accordingly, we will require a significant amount of additional financing in order to achieve our plan of operations. See the discussion below under Liquidity and Capital Resources.

We anticipate that if we are successful in obtaining significant contracts and increasing the demand for our products, we will consider the construction of new facilities and the purchase of additional automated chocolate manufacturing machinery. Likewise, we anticipate additional employees will be hired to meet the increased demand if sales are increased.

RESULTS OF OPERATIONS

Revenues

We achieved revenues in the amount of $3,046,851 for the year ended April 30, 2003, compared to revenues of $2,270,452 for the year ended April 30, 2002, representing an increase of $776,399 or 34.2%. Our revenues increased to $716,051 for the three months ended April 30, 2003 from $285,610 for the three months ended April 30, 2002, representing an increase of $430,441 or 150.7%. Revenues are derived primarily from sales of our chocolate products, including products marketed under the “House of Brussels” brand name and products sold to SLC Sweets under the “Somersweet” brand name. The increase in our revenues during the year is attributable to new wholesale contracts that we have obtained, including sales to SLC Sweets and to major retailers, such as Costco. Our plan is to continue to work with SLC and other major retailers to continue to expand our wholesale distribution base in order to increase sales of our chocolate products.

In 2003, revenues derived from our wholesale sales were $2,941,963, representing 95.6% of total revenues, while revenues derived from our retail operations were $104,888, representing 4.4% of total revenues. We note that our revenues from wholesale sales in 2003 included approximately $296,000 of sales to the licensee of our retail outlets. In 2002, revenues derived from our wholesale sales were $1,257,583, representing 55.4% of total revenues, while revenues derived from our retail operations were $1,012,869, representing 44.6% of total revenues. The increase in revenues from wholesale operations and the corresponding decrease in revenues from retail operations in 2003 compared to 2002 reflects our determination to pursue wholesale contracts as the our primary source of revenues, while closing unprofitable retail operations.

We have achieved our increase in revenues despite the drop in retail revenue that resulted from the closure of seven retail outlets and the sale of the remaining four retail stores (which were re-purchased just before year-end). Our revenues include $29,000 of licensing fees associated with the sale of the four retail stores in July 2002. The fees paid were one-time license fees.

We launched the Sonic the Hedgehog Chocolate Bar after our 2003 fiscal year end. Accordingly, we did not earn any revenues from sales of products under our license agreement with Sega of America during 2003. We launched the Sonic the Hedgehog Chocolate Bar at the National Confectioners Association's All Candy Expo® in Chicago in May, 2003. Since the launch, several large retailers and distributors have expressed interest in this product. We are in various stages of obtaining orders with the retailers and our objective is to receive significant orders during the later part of our first quarter or early in our second quarter of 2004.

Cost of Sales

Our cost of sales increased to $1,778,100 for the year ended April 30, 2003, compared to cost of sales of $1,502,418 for the year ended April 30, 2002, representing an increase of $275,682 or 18.3%. Our cost of sales increased to $537,956 for the three months ended April 30, 2003 from $358,035 for the three months

15 of 33

ended April 30, 2002, representing an increase of $179,921 or 50.2%. Our increase in cost of sales of 18.3% for the year ended April 30, 2003 and 50.2% for the three months ended April 30, 2003 are less than the increase in revenues of 34.2% and 150.7%, respectively, during these periods. As a result, our gross profit margin increased to 41.6% for the year ended April 30, 2003, compared to 33.8% for the year ended April 30, 2002. Our gross profit increased to 24.9% for the three months ended April 30, 2003 compared to a negative gross profit for the three months ended April 30, 2002. The increase to our gross profit margin for the year ended April 30, 2003 was attributable to our success in achieving increased sales from new sales contracts, the shift from revenues from retail operations to revenues from wholesale contracts, and our efforts to ensure healthy profit margins are obtained on every sales contract, and efforts to reduce our costs.

Our costs of sales and other overhead costs directly attributable to the manufacturing process include rent for our Vancouver, British Columbia manufacturing facility in the amount of approximately CDN $16,106 (US$11,236) per month.

Operating Expenses

Our operating expenses decreased to $1,757,896 for the year ended April 30, 2003, compared to operating expenses of $2,021,073 for the year ended April 30, 2002, representing a decrease of $263,177 or 13.0%. Our operating expenses decreased to $467,370 for the three months ended April 30, 2003, compared to operating expenses of $665,236 for the three months ended April 30, 2002, representing a decrease of $197,866 or 29.7%.

Our selling expenses decreased to $824,809 for the year ended April 30, 2003, compared to $1,498,702 for the year ended April 30, 2002, representing a decrease of $673,893 or 45.0%. Our selling expenses decreased to $172,666 for the three months ended April 30, 2003, compared to selling expenses of $435,930 for the three months ended April 30, 2002, representing a decrease of $263,264 or 60.4%. The reduction in selling expenses was in part due to the result of rationalization of selling costs, including reduction of salaries paid to sales employees, reduction in advertising efforts and the elimination of certain consultants and brokers. This decrease also reflects the reduction in expenditures related to the closure of our distribution warehouse in Toronto and most of our retail outlets in Vancouver as well as the re-allocation of certain types of expenses to general and administrative expenses. As a percentage of sales, our selling expenses for the year decreased to 27% in 2003 compared to 66% in the prior year.

Our general and administrative expenses increased to $809,328 for the year ended April 30, 2003, compared to general and administrative expenses of $361,959 for the year ended April 30, 2002, representing an increase of $447,369 or 123.6%. Our general and administrative expenses increased to $273,481 for the three month period ended April 30, 2003 from $167,667 for the three month period ended April 30, 2002, representing an increase of $105,814 or 63.1%. These increases in our general and administrative expenses are primarily attributable to increased salaries, benefits and consulting expenses, including a one-time charge to accrue fees in the amount of $150,000, of which $75,000 was paid to our chairman of our board of directors, Mr. Grant Petersen, and $75,000 was paid to our president, Mr. L. Evan Baergen, in consideration of the provision of their services from January 1, 2002 to October 31, 2002. These fees were incurred in connection with services provided by Mr. Baergen and Mr. Petersen in connection with our efforts to obtain new financing, new sales contracts and to make our business a viable business again and have been converted into shares of common stock and share purchase warrants. This increase in general and administrative expenses also reflects our new status as a reporting company under the Securities Act of 1934. We are subject to the increased costs of being a public company, whereas Brussels Chocolates was a private company during the year ended April 30, 2002. As well, some types of expenses that were classified as selling expenses in the prior year, such as office, rent and travel costs, have been shown as general and administrative expenses in the current year.

Loss

Our loss decreased to $489,145 for the year ended April 30, 2003 from $1,253,039 for the year ended April 30, 2002, representing a decrease of $763,894 or 61.0%. The increase in profitability for the year reflects the successful implementation of our plan to increase our sales while eliminating aspects of our business that are not profitable, such as unprofitable wholesale contracts and the closure of some of our retail stores. We had a loss of $289,275 for the three months ended April 30, 2003 compared to a loss of $737,661 for the three months ended April 30, 2002. Our reduced loss for the three months ended April 30, 2003 over the three

16 of 33

months ended April 30, 2002 reflects our increased revenues and our decreased selling expenses, as discussed above.

We anticipate that much of our sales effort expended during 2003 will result in increased sales in 2004. Our experience is that the time between the first contact with a potential customer and the actual delivery date of product is typically six to twelve months. Therefore, we anticipate that much of the sales effort that was expended during 2003 will result in an increase in sales during 2004.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Working Capital Deficit

We had cash in the amount of $56,364 as of April 30, 2003, compared to cash in the amount of $8,444 as of April 30, 2002. We had positive working capital of $280,350 as of April 30, 2003, compared to a working capital deficit of $562,115 as of April 30, 2002.

Our accounts receivable increased to $204,799 as of April 30, 2003, compared to $186,244 as of April 30, 2002 and is net of any doubtful accounts. The increase in accounts receivable was due to our expanding base of customers and significantly higher sales for the three months ended April 30, 2003.

Our inventory increased to $1,016,040 as of April 30, 2003 compared to $382,285 as of April 30, 2002. We built up our inventory levels in anticipation of the launch of the new Sonic™ the Hedgehog chocolate bar so that we could devote the entire resources of the factory to meet forecasted orders. This included finished products as well packaging and raw material.

Our accounts payable increased to $1,053,096 as of April 30, 2003, compared to $630,076 as of April 30, 2002. The increase in our accounts payable is attributable to our increased purchasing for production of high-volume accounts, such as SLC and the launch of the new Sonic™ product, combined with our inability to pay for accounts payable from cash reserves. Although cash flow is steadily improving, we are still reliant on obtaining favorable terms from our suppliers to help provide working capital to support our sales growth.

Financing of Business Operations

We financed our business operations during the past year primarily through cash generated from our operating revenues, short-term loans and sales of our common stock and share purchase warrants. Cash used in operating activities increased to $510,918 for the year ended April 30, 2003 from $346,976 for the year ended April 30, 2002. The cash used in operating activities was provided primarily from cash generated by financing activities. Cash generated by financing activities increased to $1,174,769 for the year ended April 30, 2003 from $356,639 for the year ended April 30, 2002. We repaid short-term loans of $276,912 and reduced our obligations under capital lease by $87,068 and issued $1,264,301 of common shares in settlement of Company debt, including amounts due to related parties. We also received $171,500 from private placements of common shares of the Company.

In addition, a company owned by two of our shareholders entered into a loan agreement with us, providing a loan in the amount of C$307,770 (US$214,713). The loan is secured by a general security agreement over all of our assets, bears interest at 7% per annum and has a repayment date of May 31, 2004.

We are actively seeking other short-term financing to assist us in providing the necessary working capital to meet future production requirements, new product launches and reduction in trade payables. Management has also incurred expenses on behalf of the Company and has deferred most of their salaries, commissions and fees for the past several months or has converted them into common shares of the Company in order to assist in cash flow.

Subsequent to year-end, we have completed private placements totaling $141,500. We are pursuing an equity financing with the objective of raising up to $2 million dollars to provide us with the working capital necessary for the production of Christmas orders and other orders that we expect to obtain after the launch of the Sonic™ the Hedgehog Chocolate Bar. We presently do not have any agreements in place for this financing.

17 of 33

Debt Settlement

During the quarter ended April 30, 2003, we issued an aggregate of 27,176 shares of our common stock in consideration for when a settlement with the landlord of one of our former retail locations was reached. The landlord agreed to receive 27,176 post-split shares, valued at $.209 per share, in addition to a lump sum cash payment.

As a result of the cancellation of indebtedness throughout the year, our working capital has been significantly increased and we believe our ability to achieve additional financing has significantly increased. We undertook this debt reduction with the intent of positioning our Company so that we could obtain additional funding, which would enable us to undertake our planned expansion of the House of Brussels Chocolates business.

Settlement of Legal Proceedings

We settled three lease obligations that were outstanding at the beginning of the year. Two of the landlords received cash pay-outs, including post-dated checks that are still outstanding as of April 30th, 2003 for one of the landlords. The third landlord received a cash payment and 27,176 restricted shares of the Company.

Thumbnail Creative Group Inc., a packaging design company, initiated legal proceedings in the Supreme Court of British Columbia against the Company on April 15, 2002. Thumbnail Creative claimed approximately $10,000 relating to invoices rendered by Thumbnail Creative for various design services, which we had refused to pay. We filed a statement of defense alleging that the boxes designed were not reasonably fit for the purpose intended. We allege that we received a flawed box design from the packaging design company. We also filed a counterclaim against Thumbnail Creative claiming damages for negligence and breach of contract in connection with the services provided by Thumbnail Creative. We reached a settlement with Thumbnail in the last quarter of the year.

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

18 of 33

ITEM 7.	FINANCIAL STATEMENTS.

Included with this Annual Report on Form 10-KSB are our audited financial statements for the years ended April 30, 2003 and 2002, including the following:

1.	Independent Auditors’ Report of Sarna & Company, CPA dated July 15, 2003;

2.	Independent Auditor’s Report of Collins Barrow dated May 31, 2002;

3.	Consolidated Balance Sheets as at April 30, 2003 and 2002.

4.	Consolidated Statement of Operations for the years ended April 30, 2003 and 2002.

5.	Consolidated Statement of Changes of Shareholders’ Equity for the years ended April 30, 2003 and 2002.

6.	Consolidated Statement of Cash Flows for the years ended April 30, 2003 and 2002.

7.	Notes to the Consolidated Financial Statements.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

19 of 33

House of Brussels Chocolates Inc.

Consolidated Financial Statements

April 30, 2003

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors
House of Brussels Chocolates, Inc.

We have audited the accompanying consolidated balance sheet of House of Brussels Chocolates, Inc. as of April 30, 2003 and the related statements of operations and accumulated deficit, changes in stockholders’ equity, and statement of cash flows for the year then ended. These financial statements are the responsibility of House of Brussels Chocolates’ management. Our responsibility is to express an opinion on these financial statements based on our audits.

The balance sheet and statement of changes in shareholders’ equity as of April 30, 2002, and the statement of operations and statement of cash flows at April 30, 2002 were audited by another accounting firm.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of House of Brussels Chocolates, Inc. as of April 30, 2003, and the results of its operations, changes in stockholders’ equity and cash flows for the year ended April 30, 2003, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental statement of operations expenses is presented for the purposes of additional analysis and is not a required part of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Sarna & Company

SARNA & COMPANY
Certified Public Accountants
Westlake Village, California
July 18, 2003

AUDITORS' REPORT

To the Director of
House of Brussels Holdings Ltd.

We have audited the consolidated balance sheets of House of Brussels Holdings Ltd. as at April 30, 2002 and 2001 and the consolidated statements of loss and deficit and cash flows for each of the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at April 30, 2002 and 2001 and the results of its operations and cash flows for the years then ended in accordance with United States generally accepted accounting principles.

/s/ Collins Barrow CHARTERED ACCOUNTANTS

Vancouver, Canada
May 31, 2002

COMMENTS BY AUDITORS FOR UNITED STATES
READERS ON CANADA-UNITED STATES REPORTING DIFFERENCE

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the company's ability to continue as a going concern, such as those described in note 1 to the consolidated financial statements. Our report to the directors dated May 31, 2002 is expressed in accordance with Canadian reporting standards which do not permit a reference to such events and conditions in the auditors' report when these are adequately disclosed in the financial statements.

/s/ Collins Barrow CHARTERED ACCOUNTANTS

Vancouver, Canada
May 31, 2002

House of Brussels Chocolates Inc.
Consolidated Balance Sheet
(expressed in U.S. dollars)

	APRIL 30	APRIL 30
	2003	2002

	(audited)	(audited - see
		Note 1)

ASSETS
Current assets
Cash	$56,364	$8,444
Accounts receivable	204,779	186,244
Inventory	1,016,040	382,285
Prepaid expenses	144,872	32,040

Total current assets	1,422,055	609,013

Software	4,734	5,044
Property, plant and equipment	681,980	677,704
Other assets	16,906	1,317

	$2,125,675	$1,293,078

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities	$1,053,096	$630,076
Short-term loans	-	271,616
Due to related parties	60,000	167,877
Current portion of obligations under capital lease	28,609	101,559

Total current liabilities	1,141,705	1,171,128

Long-term debt	214,713	-
Obligations under capital lease	-	13,973

	1,356,418	1,185,101

Capital stock
Authorized
60,000,000 common shares, $0.001 par value
4,000,000 preferred shares
Issued
19,541,422 (April 30, 2002 - 62,635,800 ) common shares	19,541	3,104,546
Additional paid-in capital	5,739,892	224,265
Warrants issued in connection with private placements	204,048	-
Accumulated other comprehensive income	332,626	-
Accumulated deficit	(5,526,850)	(3,220,834)

	769,257	107,977

	$2,125,675	$1,293,078

The accompanying notes are an integral part of these financial statements

House of Brussels Chocolates Inc.
Consolidated Statement of Operations
(expressed in U.S. dollars)

	FOR THE YEAR ENDED		FOR THE THREE MONTHS
	APRIL 30		ENDED APRIL 30
	2003	2002	2003	2002

	(audited)	(audited -	(unaudited)	(unaudited -
		see Note 1)		see Note 1)

Sales	$3,046,851	$2,270,452	$716,051	$285,610
Cost of sales, excluding amortization	1,778,100	1,502,418	537,956	358,035

Gross profit	1,268,751	768,034	178,095	(72,425)

Selling, general and administrative expenses	1,634,137	1,860,661	446,147	603,597
Amortization of software	1,387	1,714	344	690
Amortization of property, plant and equipment	122,372	158,698	20,879	60,949

	1,757,896	2,021,073	467,370	665,236

Net loss	$(489,145)	$(1,253,039)	$(289,275)	$(737,661)

Weighted-average number of common shares outstanding	14,628,135	2,025,000	14,628,135	2,025,000

Basic and diluted loss per share	$(0.03)	$(0.62)	$(0.02)	$(0.36)

The accompanying notes are an integral part of these financial statements

House of Brussels Chocolates Inc.
Consolidated Statement of Changes in Shareholders' Equity (Deficiency)
(expressed in U.S. dollars)

				WARRANTS ISSUED IN
				CONNECTION WITH			ACCUMULATED OTHER COMPREHENSIVE
	COMMON	STOCK	ADDITIONAL	PRIVATE PLACEMENTS
			PAID IN					SHAREHOLDERS'
	SHARES	AMOUNT	CAPITAL	WARRANTS	AMOUNT	DEFICIT	INCOME	DEFICIENCY

Balance - April 30, 2001 (unaudited)	2,565,000	$2,565	$89,485	-	$-	$(102,751)	$	$(10,701)
Stock-based compensation - Aug. 31, 2001
In exchange for services @$1.00/share	125,000	125	124,875					125,000
Stock-based compensation - Aug. 31, 2001
in exchange for services @$1.00/share	60,000	60	59,940					60,000

Subtotal	2,750,000	$2,750	$274,300	-	$-	$(102,751)	$	$174,299

3 for 1 share split - Sep. 5, 2001	5,500,000	5,500	(5,500)					-

	8,250,000	$8,250	$268,800	-	$-	$(102,751)	$	$174,299

Stock-based compensation - Sep. 28, 2001
in exchange for services @$0.20/share	120,000	120	23,880					24,000
Private Placement #101a of 200,000 units
(consisting of one share and one
warrant) in October 2001 for $0.28/unit	200,000	200	28,009	200,000	27,791			56,000
Private Placement #101b of 50,000 units
(consisting of one share and one
warrant) in October 2001 for $0.28/unit	50,000	50	7,002	50,000	6,948			14,000
Finders fee on Private Placement 101			(7,000)					(7,000)
Stock-based compensation - Nov 29, 2001	325,000	325	61,392					61,717
in exchange for services @$0.19/share
Stock-based compensation - Nov 29, 2001	325,000	325	61,392					61,717
in exchange for services @$0.19/share
Stock-based compensation - Nov 29, 2001	325,000	325	69,193					69,518
in exchange for services @$0.19/share
Stock-based compensation - Nov 29, 2001	200,000	200	42,580					42,780
in exchange for services @$0.19/share
Stock-based compensation - Mar 26, 2002
in exchange for services @$0.11/share	804,100	804	87,647					88,451
Stock-based compensation - Mar 26, 2002
in exchange for services @$0.11/share	232,800	233	25,376					25,609
Stock-based compensation - Mar 26, 2002
in exchange for services @$0.11/share	204,000	204	22,236					22,440
Stock-based compensation - Mar 26, 2002
in exchange for services @$0.18/share	150,000	150	27,510					27,660
Stock-based compensation - Mar.26,2002
in exchange for services @$0.18/share	130,000	130	23,842					23,972
Finders fee on convertible debt			(10,500)					(10,500)

House of Brussels Chocolates Inc.
Consolidated Statement of Changes in Shareholders' Equity (Deficiency)
(expressed in U.S. dollars)

				WARRANTS ISSUED IN
				CONNECTION WITH			ACCUMULATED OTHER COMPREHENSIVE
	COMMON STOCK		ADDITIONAL	PRIVATE PLACEMENTS
			PAID IN					SHAREHOLDERS'
	SHARES	AMOUNT	CAPITAL	WARRANTS	AMOUNT	DEFICIT	INCOME	DEFICIENCY

(con’t)

Income for the period						(1,068,823)		(1,068,823)

Balance - April 30, 2002 (unaudited)	11,315,900	$11,316	$731,359	$250,000	$34,739	$(1,171,574)	$-	$(394,160)

Shares issued on acquisition of House of
Brussels Holdings Ltd. - May 6, 2002*	30,000,000	30,000	3,080,546	-		(6,000)	292,584	3,397,130
Adjustment for consolidation of subsidiaries*			224,265			(3,523,436)	25,392	(3,273,779)
Elimination of House of Brussels Chocolates								-
Inc. additional paid in capital & deficit*	-	-	(1,171,574)	-	-	1,171,574	-	-
Shares issued on acquisition of GFC								-
Ventures Corp. @$0.11/share	13,684,700	13,685	1,491,632	-	-	(1,505,317)	-	-
Elimination of GFC Ventures accumulated
deficit						(2,952)	-	(2,952)
Conversion of related party loans and								-
expenses - May10, 2002 @$0.11/share	5,413,121	5,413	481,767	5,413,121	108,263	-	-	595,443
Conversion of loan from shareholder of								-
House of Brussels Holdings Ltd. -								-
May10, 2002 @$0.11/share	858,443	859	76,382	858,443	17,188	-	-	94,429
Conversion of Convertible Note -								-
May10, 2002 @$0.11/share	1,363,636	1,364	121,363	1,363,636	27,273	-	-	150,000
Stock-based compensation - Dec 5, 2002
in exchange for services	5,416,579	5,417	76,295	-	-	-	-	81,712
Private Placements #104 - 108, Dec/02	3,037,500	3,037	118,248	3,037,500	215			121,500
Convertible notes exercised-Nov/02-Jan/03	21,481,278	21,481	380,948	16,831,250	16,320			418,749

	92,571,157	92,572	5,611,231	27,753,950	203,998	(5,037,705)	317,976	1,188,072

1-for-5 reverse split, March 4, 2003	(74,056,911)	(74,058)	74,058	(22,203,160)		-		-

	18,514,246	18,514	5,685,289	5,550,790	203,998	(5,037,705)	317,976	1,188,072

Debt settlement, Apr22, 2003 @$0.209/share	27,176	27	5,653	-	-	-	-	5,680
Private Placement #103, Apr30 @$0.05/share	1,000,000	1,000	48,850	1,000,000	150	-	-	50,000
Expired share purchase warrants	-	-	100	-	(100)	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	14,650	14,650
Loss for the period	-	-	-	-	-	(489,145)	-	(489,145)

Comprehensive loss	-	-	-	-	-	-	-	(474,495)

Balance – April 30, 2003 (audited)	19,541,422	$19,541	$5,739,892	6,550,790	$204,048	$(5,526,850)	$332,626	$769,257

*	Adjustments are due to the effects of the principles of reverse acquisition accounting that are applied as a result of the acquisition of House of Brussels Holdings Ltd. by House of Brussels Chocolates Inc. - See Note 1

The accompanying notes are an integral part of these financial statements

House of Brussels Chocolates Inc.
Consolidated Statement of Cash Flows
(expressed in U.S. dollars)

	FOR THE YEAR ENDED
	APRIL 30
	2003	2002

	(audited)	(audited -
		see Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(489,145)	$(1,253,039)
Adjustments to reconcile net loss for the period to net cash used in operating activities
Value of rent recorded as comprehensive income	-	153,797
Amortization of software	1,387	1,722
Amortization of property and equipment	122,372	159,400
Gain on disposal of assets	(20,701)	109,288
Common stock issued for payment of fees	81,712	-
Changes in non-cash working capital items
Accounts receivable	2,031	19,753
Inventory	(559,976)	115,882
Prepaid expenses	(108,184)	5,464
Other assets	(15,450)	-
Accounts payable and accrued liabilities	475,036	340,757

	(510,918)	(346,976)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of short-term loan	(276,912)	268,399
Proceeds from related parties	(111,765)	173,510
Proceeds from long-term debt	214,713	-
Stock subscriptions received	-	-
Obligations under capital lease	(87,068)	(85,270)
Proceeds from conversion of debt to common shares	1,264,301	-
Proceeds from issuance of common shares	171,500	-

	1,174,769	356,639
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from (purchase of) property and equipment	(5,634)	(114,321)
Issuance of common shares for purchase of subsidiary	1,505,317	-
Change in accumulated deficit from acquisition	(2,205,031)	-

	(705,348)	(114,321)
Foreign exchange effect on cash	89,417	5,243

Increase (decrease) in cash and cash equivalents	$47,920	$(99,415)
Cash and cash equivalents, beginning of the period	8,444	107,903

Cash and cash equivalents, end of the period	$56,364	$8,488

	FOR THE YEAR ENDED
	APRIL 30
	2003	2002

	(audited)	(audited -
		see Note 1)
SUPPLEMENTAL CASH FLOW INFORMATION	$-	$-
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES	-	-

The accompanying notes are an integral part of these financial statements

House of Brussels Chocolates Inc. Notes to the Consolidated Financial Statements April 30, 2003

1.

General

On March 4, 2003, Green Fusion Corporation changed its name to House of Brussels Chocolates Inc. and now trades under the symbol of HBSL on the OTC Bulletin Board. House of Brussels Chocolates Inc. was incorporated on March 5, 1998 in the State of Nevada. Effective May 1, 2002, the Company acquired all of the issued and outstanding shares of House of Brussels Holdings Ltd., which owns and operates Brussels Chocolates Ltd. (collectively referred to as “Brussels Chocolates”). Brussels Chocolates is a manufacturer and wholesaler of premium Belgium-style chocolates. On May 10, 2002, the Company also acquired all of the issued and outstanding shares of GFC Ventures Corp., a company that had been supplying management services to House of Brussels Chocolates Inc. and had facilitated the purchase of House of Brussels Holdings Ltd. by the Company.

Basis of presentation

The accompanying consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States for financial information. In the opinion of the Company’s management, the audited consolidated financial statements contain all adjustments necessary (consisting of normal recurring adjustments) for a fair presentation of the financial position as at April 30, 2003 and the results of operations for the period ended April 30, 2003. For further information, refer to the financial statements and notes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2001 and to the audited statements of Brussels Chocolates published under Form 8-K.

Although House of Brussels Chocolates Inc. is the legal acquirer of House of Brussels Holdings Ltd., these consolidated financial statements have been prepared using standards for reverse acquisitions, which result in House of Brussels Holdings Ltd. acquiring House of Brussels Chocolates Inc. for accounting purposes. Under these principles, the Capital Stock value reflects the cumulative value of shares issued by House of Brussels Chocolates Inc. but the total Shareholders’ Equity equals that of House of Brussels Holdings Ltd. These consolidated financial statements include the accounts of House of Brussels Chocolates Inc. and its legal subsidiaries and all significant intercompany accounts and transactions have been eliminated on consolidation.

Comparative figures for the prior period are based on the operating results of Brussels Chocolates, which were audited and originally presented in Canadian dollars, by the former auditors of Brussels Chocolates. The prior period figures shown have been translated into US dollars using a translation rate of 1.5685 US dollars for every Canadian dollar for balance sheet amounts and 1.5674 for income statement amounts. Some reclassification of amounts has occurred in order to confirm with the current presentation.

2.	Significant accounting policies
	(a)	Revenue recognition - Revenue is recognized upon delivery of product.
	(b)	Accounts receivable - Accounts receivable are primarily the result of sales to wholesale customers and are net of any doubtful accounts.
	(c)	Inventory and packaging supplies - Inventory and packaging supplies are valued at the lower of cost on a first in first out basis, or net realizable value.
(d)	Software and Plant, Property & Equipment - Leasehold improvements are amortized by the straight-line method over five years. Amortization of other capital assets is calculated by the diminishing balance method using the following annual rates:

Automotive equipment	30%
Computer equipment and software	30%
Furniture and fixtures	20%
Other equipment	10%
Production equipment and moulds	10%

House of Brussels Chocolates Inc. Notes to the Consolidated Financial Statements April 30, 2003

In the event that facts and circumstances indicate that the carrying value of software or plant, property & equipment may be impaired, an evaluation of recoverability is performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset is compared to the asset's carrying amount to determine if a write-down to market or discounted cash flow is required.

(e)
Future income taxes - The Company follows the liability method of accounting for income taxes. Under this method, current income taxes are recognized for the estimated income taxes payable for the current year. Future income tax assets and liabilities are recognized for temporary differences between the tax and accounting bases of assets and liabilities and for unused tax losses. Future income tax assets are recorded in the financial statements only if realization is considered more likely than not.

(f)
Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant areas requiring the use of management estimates relate to the valuation of its accounts receivable and inventory and packaging supplies, the accrual of future lease obligations related to vacated premises, and the determination of useful lives of capital assets for purposes of calculating amortization.

	(g)	Recently issued accounting pronouncements - Recently issued accounting pronouncements have been reviewed and will have no significant impact on the Company and its reporting methods.
3.	Accounts Receivable
	April 30, 2003	April 30, 2002

Trade receivables, net of doubtful accounts	$204,779	$186,244

4.

Inventory

Inventory includes product development costs net of amortization of $98,846 (2002 - $48,296). These costs are incurred when new products are developed for sale and are amortized over a 5 year period.

5.	Prepaid expenses
	April 30, 2003	April 30, 2002

Travel advances and miscellaneous	$13,869	$2,339
Prepaid consulting fees	35,000	-
Due from related party	45,021	-
Deposits, promotions and royalties	46,331	24,482
Insurance	4,651	5,219

	$144,872	$32,040

Prepaid consulting fees consist of fees paid to a consultant of the Company that will be earned during the next year. The amount due from a related party is owed by a director of the Company and consists of travel advances and draws against future commission.

House of Brussels Chocolates Inc. Notes to the Consolidated Financial Statements April 30, 2003

6.	Software and Property, plant & equipment
		April 30, 2003

		Accumulated	Net Book
	Cost	Amortization	Value

Software	$31,584	$26,850	$4,734

Automotive equipment	$48,826	$33,411	$15,415
Computer equipment	111,975	92,015	19,960
Furniture and fixtures	172,845	62,516	110,329
Leasehold improvements	354,533	311,108	43,425
Other equipment	69,967	42,372	27,595
Production equipment and moulds	974,562	509,306	465,256

Total Property, plant and equipment	$1,732,708	$1,050,728	$681,980

		April 30, 2002

		Accumulated	Net Book
	Cost	Amortization	Value

Software	$28,221	$23,178	$5,044

Automotive equipment	$64,019	$34,575	$29,444
Computer equipment	93,309	76,339	16,969
Furniture and fixtures	113,868	81,089	32,779
Leasehold improvements	406,152	286,454	119,698
Other equipment	312,977	264,756	48,221
Production equipment and moulds	853,999	423,406	430,593

Total Property, plant and equipment	$1,844,323	$1,166,618	$677,704

Included in automotive equipment are leased assets with a cost of $30,267 (2002 - $50,966) and accumulated amortization of $25,943 (2002 - $25,831).

Included in computer equipment are leased assets with a cost of $0 (2002 - $22,434) and accumulated amortization of $0 (2002 - $19,229).

Included in production equipment and moulds are leased assets with a cost of $371,034 (2002 - $422,039) and accumulated amortization of $162,897 (2002 - $157,663).

7.	Accounts payable
	April 30, 2003	April 30, 2002

Trade payables	$833,643	$479,602
Accruals	123,978	97,515
Government Sales Taxes	7,189	(5,863)
Employee benefits and taxes	88,286	58,822

	$1,053,096	$630,076

House of Brussels Chocolates Inc. Notes to the Consolidated Financial Statements April 30, 2003

8.

Loan payable

The loan payable in the prior year was comprised of amounts advanced from House Brussels Chocolates Inc. to House of Brussels Holdings Ltd. as part of the original acquisition agreement (the “Share Purchase Agreement”) dated August 17, 2001 and executed on August 23, 2001 with the shareholders of House of Brussels Holdings Ltd. to acquire all of the issued and outstanding shares of House of Brussels. With the completion of the acquisition of House of Brussels on May 1, 2002, the advances are treated as unsecured intercompany receivables, without stated terms of repayment.

9.

Due to related parties

During the year the Company received an amount from one of its directors. To date, an agreement has not been finalized. The advances from related parties in the prior year were from companies controlled by shareholders of the company and from one of the former directors and were non-interest bearing and had no fixed terms of repayment.

10.	Obligations under capital leases
	April 30, 2003	April 30, 2002

Canadian Imperial Bank of Commerce, payable in monthly
installments of $7,845 including interest at 8.09% per annum	8,208	59,622

Canadian Imperial Bank of Commerce, payable in monthly
installments of $2,432 including interest at 8.42% per annum	14,798	30,634

Ford Leasing, payable in monthly installments of $643,
including interest at 7.25% per annum	5,068	9,821

GMAC Leasco Ltd., payable in monthly installments of $427
including interest at 2.40% per annum	-	15,455

	28,074	115,532
Less: Current portion	(28,074)	(101,559)

	$-	$13,973

The future minimum lease payments are approximately as follows:

Year ending April 30, 2003	$28,609

Total minimum lease payments	28,609

Less: Imputed interest	(535)

	$28,074

11.

Long-term loans

Long-term loans are from a company controlled by two shareholders. The loans are repayable by May 31, 2004 and accrue interest at the rate of 7% per annum. The loans were advanced and are repayable in Canadian dollars and are secured by a General Security Agreement having a first charge over the assets of the Company.

House of Brussels Chocolates Inc. Notes to the Consolidated Financial Statements April 30, 2003

12.

Share capital

On March 4, 2003, the Company rolled back its common shares in a 1-for-5 reverse split. The Company issued a total of 17,278,242 post-split shares during the year for the acquisition of two subsidiaries, conversion of debt into equity, private placements and for stock-based compensation.

The Company also changed its share capital by reducing the number of authorized common shares to 60,000,000 and approved the creation of a preferred class of shares with an authorized limit of 4,000,000 shares. No par value or other rights have currently been defined for the preferred shares and none of these shares have been issued.

13.

Income taxes

The Company is subject to taxation in the countries and state/provinces where it maintains its registered office and where it operated its sales offices. As a result, the Company is subject to the following taxation: U.S. – Federal, Nevada State and California State; Canada - Federal, British Columbia and Ontario Provincial.

At April 30, 2003, the Company has net operating loss carry forwards of approximately $1,782,000 (2002 - $729,000) arising from Canadian operations, available to reduce future Canadian taxable income and approximately $62,935 (2002 - $62,935), arising from U.S. operations available to reduce future U.S. taxable income. The potential benefits relating to these losses have not been recognized in these consolidated financial statements. The Canadian losses and the U.S. losses expire as follows:

EXPIRY DATE	CANADA	U.S.

2008	$152,000	-
2009	620,000	-
2010	993,000	-
2011	17,000	-
2018	-	1,926
2019	-	5,894
2020	-	55,115

	$1,782,000	$62,935

Based on a number of factors including, the lack of a history of profits, management believes that there is sufficient uncertainty regarding the realization of deferred tax assets such that a full valuation allowance has been provided.

The income tax provision differs from the amount obtained by applying the applicable statutory income tax rates to loss before income taxes as follows:

House of Brussels Chocolates Inc. Notes to the Consolidated Financial Statements April 30, 2003

	April 30, 2003	April 30, 2002

Net loss before tax, per financial statements	$(489,145)	$(1,253,039)
Statutory income tax rate	34.00%	34.00%

Income tax recovery based on the statutory rate	(166,309)	(426,033)
Foreign losses subject to different tax rates	(29,350)	(75,180)
Change in valuation allowance	195,659	501,213

Tax expense per financial statement	$-	$-

14.	Other information
(a)

Financial instruments and foreign currency - The Company's financial instruments consist of cash, accounts receivable, accounts payable, any loans payable and obligations under capital leases, which have been primarily based in Canadian dollars. During the year, the Company’s US dollar denominated sales and its purchase of raw materials in US dollars have increased. Even with the decline in the US dollar compared to the Canadian dollar, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments and that the fair values of these financial instruments approximate their carrying values. The Company is exposed to limited currency risk with the mixed dollars in which sales and purchases are made.

Financial instruments that potentially subject the company to a concentration of credit risk principally consist of accounts receivable. The company provides credit in the form of accounts receivable to its customers. The company also performs ongoing credit evaluations of its customers' financial condition, and generally does not require collateral to support customer receivables. An allowance for doubtful accounts is maintained for potential credit losses.

(b)
Related party transactions - In addition to the transactions described elsewhere, from May 1, 2002 until December 31, 2002, the Company paid rent for its factory and head office location totaling approximately $185,500 to a company controlled by two shareholders of the Company. The two shareholders sold the premises leased by the Company in December 2002 to an unrelated third party. The monthly lease rate remains unchanged and is considered to be approximate fair market value for similar premises.

	(c)	Cost of goods sold - Cost of goods sold includes rent of approximately $224,000 for the year ended April 30, 2003 and $220,000 for the year ended April 30, 2002.
	(d)	Consolidated statements of cash flows - The consolidated statements of cash flows include interest paid of $27,306 for the year ended April 30, 2003 and $48,051 for the year ended April 30, 2002.
15.	Commitments Under the terms of various premises leases, the Company is committed to paying the following annual rent and automobile payments over the next five years:
2004	$247,214
2005	213,512
2006	213,512
2007	168,300
2008	3,977

$846,515

House of Brussels Chocolates Inc. Notes to the Consolidated Financial Statements April 30, 2003

Furthermore, the company is required to pay certain operating costs and a percentage of annual sales in excess of minimum rent for some of its retail locations.
16.

Contingent liabilities

GDH Consultants Ltd. initiated legal proceedings against the Company in the Supreme Court of British Columbia on June 13, 2002. GDH Consultants has sued for damages based on its allegations that it entered into a joint venture agreement with the Company for the purpose of the development, manufacture, distribution and sale of ice wine truffles and is entitled to one-half of the profits from this joint venture. The Company has filed a statement of claim denying the existence of any joint venture agreement with GDH Consultants. The Company has also filed a counterclaim against GDH Consultants to recover amounts paid to GDH Consultants. Management believes that there is no foundation for this claim. Accordingly, no amount has been accrued in respect of this claim.

17.

Subsequent events

In June 2003, the Company entered into an agreement with a financial services organization to assist the Company in raising up to $2,000,000 in financing to meet its demands for working capital for its upcoming Christmas production season.

House of Brussels Chocolates Inc.
Supplemental Statement of Expenses
(expressed in U.S. dollars)

	FOR THE YEAR ENDED		FOR THE THREE MONTHS
	APRIL 30		ENDED APRIL 30
	2003	2002	2003	2002

	(audited)	(audited -	(unaudited)	(unaudited -
		see Note 1)		see Note 1)

Selling expenses
Bad debts	$16,263	$65,201	$26,531	$63,108
Interest, bank fees, foreign currency conversion	44,316	-	45,003	-
Office and miscellaneous	12,450	55,885	10,275	15,958
Promotion and advertising	115,659	145,323	49,715	50,934
Professional fees	-	-	-	-
Rent and utilities	80,249	453,713	(55,242)	128,901
Salaries, benefits and consulting fees	486,753	730,729	83,029	157,957
Travel and entertainment	69,119	47,851	13,355	19,072

	824,809	1,498,702	172,666	435,930

General and administrative expenses
Bad debts	-	-	-	-
Interest and bank fees	9,662	30,723	(20,659)	7,446
Office and miscellaneous	46,098	22,651	8,405	5,753
Promotion and advertising	4,163	1,287	326	-
Professional fees	180,930	17,675	70,587	3,496
Rent and utilities	42,239	9,135	14,088	1,115
Salaries, benefits and consulting fees	511,989	160,156	197,236	37,898
Travel and entertainment	34,948	11,525	3,752	3,152
Gain on write-off of long-term assets	(20,701)	108,807	(254)	108,807

	809,328	361,959	273,481	167,667

Total Selling, general and administrative expenses	$1,634,137	$1,860,661	$446,147	$603,597

The accompanying notes are an integral part of these financial statements

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

OUR DIRECTORS AND EXECUTIVE OFFICERS

Our executive officers and directors and their respective ages as of July 21, 2003 are as follows:

DIRECTORS:

Name of Director	Age

L. Evan Baergen	40
Grant Petersen	47
Stephen Whittington	59

OFFICERS:

Name of Officer	Age	Office Held

L. Evan Baergen	40	President, Secretary, Treasurer and Chief Financial Officer
Grant Petersen	47	Chief Executive Officer

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years:

Mr. Baergen is our president, chief financial officer, secretary and treasurer and is one of our directors. Mr. Baergen was appointed as director and as our secretary and treasurer on June 26, 2001, concurrent with our execution of a letter of intent to acquire GFC Ventures Corp. Mr. Baergen was appointed as our president on July 20, 2001. Mr. Baergen has more than 15 years of management, technical and financial experience.

Mr. Baergen held various executive positions for SUMmedia.com, including the position of chief financial officer, since December 6, 1999. Prior to his involvement with SUMmedia, Mr. Baergen was vice president of operations for Group Telecom. As a result of this experience, Mr. Baergen has gained the management, technical and financial experience in public company environments to supplement his formal training at companies such as PricewaterhouseCoopers and Northern Telecom.

Mr. Baergen holds a Bachelor of Business Administration degree in accounting from Simon Fraser University, and Electronics Engineering Technology Diploma from the Northern Alberta Institute of Technology. He is an accredited Chartered Accountant with the Institute of Chartered Accountants of British Columbia.

Mr. Petersen is our chief executive officer and the chairman of our board of directors. Mr. Petersen was appointed as a director and the chairman of our board of directors on October 25, 2002. Mr. Petersen was appointed as our chief executive officer on May 8, 2003. Mr. Petersen has over 25 years of entrepreneurial success in diverse industries ranging from the automotive to the Internet sectors. Mr. Petersen was responsible for bringing new major sale initiatives such as Suzanne Somers, Sega and Costco on board.

Mr. Petersen was the chief executive officer of SUMmedia.com from August 20, 1999 to December 28, 2001. SUMmedia.com was a developer of Web-based mobile and wireless marketing solutions specifically designed to help its global business customers target and reach consumers and improve existing consumer relationships.

Prior to his involvement with SUMmedia, Mr. Petersen was a leasing manager for Ford Motor Co. and in that role was Canada’s sales leader for 3 consecutive years.

In addition, Mr. Petersen has extensive experience in logistics and distribution through his ownership of the shipping company, Pacemaker Freight Inc., a division agent for P.I.E. of Walnut Creek California.

20 of 33

Mr. Whittington is one of our directors. Mr. Whittington was appointed as one of our directors on June 3, 2002 and subsequently as our chief executive officer on September 30, 2002. Mr. Whittington has resigned as our chief executive officer on May 8, 2003 to concentrate on opening up new markets in the US and Asia for our products.

Mr. Whittington’s background consists of more than 20 years of senior management experience, in which he has served as the president of Whittington Industries LLC from 1996 to present. He served as the chief executive officer - Far East and Pacific for Uniroyal Inc. from 1969 to 1981 and is also the founding president of Herbalife International Inc. Mr. Whittington was a member of the U.S. Trade Mission to Japan, representing the automotive industry during 1973 - 1974.

He has also been recognized in the Hong Kong annual publication “Who’s Who”, which recognized distinguished executives in Hong Kong. Mr. Whittington has earned his Bachelor of Science, Marketing and Economics from Chapman University, Orange, CA and Advanced Studies, International Management from Alexander Hamilton Institute, New York, NY.

TERMS OF OFFICE

Directors of the Company are appointed for a one year term to hold office until the next annual general meeting of the holders of the Company's Common Stock or until removed from office in accordance with the Company's by-laws. Officers of the Company are appointed by the Company's board of directors and hold office until removed by the Company's board of directors.

BOARD COMMITTEES

We presently do not have any committees of our board of directors constituted.

COMPENSATION OF DIRECTORS

Our directors are reimbursed for reasonable out-of-pocket expenses in connection with attendance at board of director and committee meetings, and are periodically granted options to purchase shares of our common stock at the discretion of our board of directors or our stock option committee, when constituted. Directors are not otherwise provided any remuneration for their services as our directors.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the fiscal year ended April 30, 2003 all such filing requirements applicable to our officers and directors were complied with.

21 of 33

ITEM 10.	EXECUTIVE COMPENSATION.

The following table sets forth certain compensation information as to the following individuals (our “named executive officers”) for the three most recently completed fiscal years ended December 31, 2002, 2001 and 2000:

(i)	Mr. L. Evan Baergen, our president, chief financial officer, secretary and treasurer;
(ii)	Mr. Grant Petersen, our current chief executive officer and
(iii)	Mr. Stephen Whittington, our former chief executive officer.

No other compensation was paid to our named executive officers other than the compensation set forth below.

SUMMARY COMPENSATION TABLE
			ANNUAL COMPENSATION			LONG TERM COMPENSATION
Name	Title	Year	Salary	Bonus	Other Annual Comp- ensation	AWARDS		PAYOUTS	All Other Comp- ensa- tion
						Restricted Stock Awarded	Options/ SARs * (#)	LTIP payouts ($)
Evan Baergen (1)	Director and President, Secretary and Treasurer	2003 2002 2001	$219,000 $0 $51,361(4)	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Grant Petersen (2)	Director and Chairman of the Board and Chief Executive Officer	2003 2002 2001	$259,003 $0 $0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Stephen Whittington (3)	Director and former Chief Executive Officer	2003 2002 2001	$9,000 $0 $0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Notes to Summary Compensation Table:

(1)
Mr. Baergen was appointed as our secretary and treasurer on June 26, 2001 and as our president July 26, 2001. During the year, Mr. Baergen was paid $70,615.05. An amount of $73,384.95 remains outstanding as compensation owing to Mr. Baergen as of April 30, 2003. In addition, Mr. Baergen is also owed approximately $38,000 in unpaid expenses, as of April 30, 2003. Also, during the year he received shares of the Company in lieu of payment of $75,000 relating to his salary for the year 2002.

(2)
Mr. Petersen was appointed as a director and the chairman of our board of directors on October 25, 2002. Mr. Petersen was subsequently appointed as our chief executive officer on May 8, 2003. During the year, Mr. Petersen earned $213,982, of which he received cash payments of $82,339 and $45,021 consisted of travel advances and draws against future commission. In addition to his earnings of $213,982, Mr. Petersen also converted commission earned totaling $56,643 into shares of the Company. Mr. Petersen also received shares of the Company in lieu of payment of $75,000 relating to his salary for the year 2002.

22 of 33

(3)	Mr. Whittington was appointed as one of our directors on June 3, 2002 and as our chief executive officer on September 30, 2002. Mr. Whittington resigned as our chief executive officer on May 8, 2003.

(4)	Paid in prior fiscal year ended December 31, 2001.

STOCK OPTION GRANTS

We did not grant any stock options to the executive officers during our most recent fiscal year ended April 30, 2003. We have also not granted any stock options to the executive officers since April 30, 2003.

EXERCISES OF STOCK OPTIONS AND YEAR-END OPTION VALUES

No stock options were exercised by our officers, directors and employees during the financial year ended April 30, 2003. No stock options have been exercised since April 30, 2003.

OUTSTANDING STOCK OPTIONS

We do not have any stock options outstanding.

MANAGEMENT AGREEMENT

We presently are not party to any written compensation agreements with Mr. Evan Baergen, our president, chief financial officer, secretary and treasurer and a director or Mr. Grant Petersen, our chief executive officer and the chairman of our board of directors.

23 of 33

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of July 18, 2003 by: (i) each of our directors; (ii) each of our named executive officers; (iii) officers and directors as a group; (iv) each of person known to us to own more than 5% of our outstanding common stock. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of class	Name and address of beneficial owner	Number of Shares of Common Stock	Percentage of Common Stock (1)
DIRECTORS AND OFFICERS
Common Stock	L. Evan Baergen President and Director #208-750 Terminal Ave. Vancouver, BC V6A 2M5	4,153,933(2)	19.4%
Common Stock	Grant Petersen Chairman of the Board and Chief Executive Officer and Director #208-750 Terminal Ave. Vancouver, BC V6A 2M5	4,087,544(3)	19.2%
Common Stock	Stephen Whittington Director and former Chief Executive Officer #180-180 Newport Center Dr. Newport Beach, CA 92660	Nil	Nil
Common Stock	All Officers and Directors as a group (total of 3)	8,241,477	36.0%
5% SHAREHOLDERS
Common Stock	Siemens Industries Ltd. c/o 3100 Vancouver Centre, P.O. Box 11504 650 W. Georgia Street Vancouver, BC V6B 6L7	3,873,814(4)	19.6%
Common Stock	Theodore Labella 53 Cedar Street Middletown, CT 06457-5255	2,092,908(5)	10.3%
Common Stock	GPAV Investments Ltd. 7456 Burris Street Burnaby, BC V5E 1Y8	2,035,474(6)	9.9%
Common Stock	Hong Kong Base Limited Unit C 26/F CNT Tower 338 Hennessy Rd. Wanchai, Hong Kong	1,698,513(7)	8.5%

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power

24 of 33

to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on July 18, 2003. As of July 18, there were 19,787,561 shares of our common stock issued and outstanding.

(2)	Comprised of 2,395,453 shares held directly, 100,000 shares held indirectly and 1,658,480 shares issuable upon the exercise of warrants to purchase additional shares of common stock within 60 days of July 18, 2003.

(3)	Comprised of 2,187,544 shares held directly, 400,000 shares held indirectly and 1,500,000 shares issuable upon the exercise of warrants to purchase additional shares of common stock within 60 days of July 18, 2003.

(4)	Richard J. Siemens is the controlling shareholder of Siemens Industries Ltd. Comprised of 3,740,689 shares held directly and 133,125 shares held indirectly.

(5)	Comprised of 1,519,396 shares held directly, 74,256 shares held indirectly and 499,256 shares issuable upon the exercise of warrants to purchase additional shares of common stock within 60 days of July 18, 2003.

(6)	Comprised of 1,035,474 shares held directly and 1,000,000 shares issuable upon the exercise of warrants to purchase additional shares of common stock within 60 days of July 18, 2003.

(7)	Chun Sui Fun is the controlling shareholder of Hong Kong Base Limited. Comprised of 1,526,825 shares held directly and 171,688 shares issuable upon the exercise of warrants to purchase additional shares of common stock within 60 days of July 18, 2003.

CHANGES IN CONTROL

We are not aware of any arrangement that might result in a change in control in the future.

25 of 33

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except as described below, none of the following persons has any direct or indirect material interest in any transaction to which we were or are a party during the past two years, or in any proposed transaction to which the Company proposes to be a party:

(A)	any of our directors or executive officers;

(B)	any nominee for election as one of our directors;

(C)	any person who is known by us to beneficially own, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or

(D)	any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the foregoing persons named in paragraph (A), (B) or (C) above.

Acquisition of House of Brussels

We completed the acquisition of House of Brussels Holdings Ltd. on May 6, 2002. This acquisition was completed pursuant to a share purchase agreement with House of Brussels and the shareholders of House of Brussels dated April 2, 2002. This acquisition was agreed to be effective as of May 1, 2002. We issued 6,000,000 (post-reverse split) shares to the shareholders of House of Brussels, as set forth below, in exchange for all of the issued and outstanding shares of House of Brussels:

House of Brussels Shareholder	Number of Shares

Siemens Industries Ltd	3,740,690 Shares
W. J. Loewen Ltd	943,035 Shares
Hong Kong Base Limited	1,183,448 Shares
Gordon T. Bartlett	62,069 Shares
Joseph Thomas Sambell	70,759 Shares

The number of shares issued was based on our assessment of the fair market value of House of Brussels and the trading price of our common stock at the time of the execution of the share purchase agreement.

Acquisition of GFC Ventures

We completed the acquisition of GFC Ventures on May 10, 2002 pursuant to an agreement originally dated June 26, 2001. GFC Ventures originally signed the original letter of intent for the acquisition of House of Brussels in June 2001 and had been engaged in the management of the business of House of Brussels since that date. We issued an aggregate of 2,736,940 (post-reverse split) shares of our common stock in consideration of the acquisition of all of the outstanding shares of GFC Ventures. Of the shares issued, the following shares were issued to our directors, officers and 5% shareholders:

Name of Shareholder	Number of Shares (Post Reverse Split)
L. Evan Baergen President, Chief Financial Officer, Secretary and Treasurer and Director	735,473
Grant Petersen Chief Executive Officer and Director	335,473
GPAV Investments Ltd. 5% Shareholder	535,473

26 of 33

The number of shares issued to acquire GFC Ventures was based on our determination of the market value of GFC Ventures based on the trading price of our common stock on March 11, 2002.

May 2002 Debt Settlement

On May 10, 2002, we issued an aggregate of 1,527,040 (post-reverse split) units at a deemed price of $0.55 (post-reverse split) per unit to creditors in settlement of indebtedness that we and House of Brussels had accrued in the aggregate amount of $839,854. The indebtedness settled included the following indebtedness:

1.	a shareholders loan that was outstanding in the amount of $8,762 as of March 31, 2002;

2.	short-term loans that were outstanding in the amount of $466,375 as of March 31, 2002;

3.	a convertible note that was outstanding in the amount of $150,000 as of March 31, 2002;

4.	a shareholders loan of House of Brussels in the amount of $94,429; and

5.	various accounts payable.

These debt settlement units consist of one share of common stock and one share purchase warrant. Accordingly, an aggregate of 1,527,040 (post-reverse split) shares of common stock and 1,527,040 (post-reverse split) share purchase warrants were issued. Of this amount, 158,480 shares and 158,480 share purchase warrants were issued to Evan Baergen, our president, chief financial officer, secretary and treasurer and one of our directors, in consideration of the cancellation of indebtedness in the amount of $87,164. In addition, 171,689 (post-reverse split) shares and 171,689 (post-reverse split) share purchase warrants were issued to Hong Kong Base Limited, one of our 5% shareholders, in consideration of the cancellation of indebtedness owed by House of Brussels in the amount of $94,429. Each share purchase warrant entitles the holder to purchase an additional (post-reverse split) share of common stock at a price of $1.25 (post-reverse split) per share for a two-year period.

Debt Conversion

We issued 1,500,000 units on November 30, 2002 to Evan Baergen, our president, chief financial officer, secretary and treasurer and one of our directors, and 1,500,000 units on November 30, 2002 to Grant Petersen, our chief executive officer and chairman. The units were issued upon the conversion of convertible notes issued by us to each of Mr. Baergen and Mr. Petersen in the amount of $75,000 each in respect of accrued consultant fees for services provided by Mr. Baergen and Mr. Petersen, respectively. The convertible notes were converted at a price of $0.05 per unit. Each unit was comprised of one share of common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one share of common stock at a price of $0.30 per share during the period from closing until February 24, 2004. A total of 1,500,000 shares and 1,500,000 share purchase warrants were issued to each of Mr. Baergen and Mr. Petersen. No commissions or fees were paid in connection with the offering. All sales were completed pursuant to Section 4(2) of the Act. All securities issued were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

Distacom Ventures Loan

Our subsidiary, Brussels Chocolates, borrowed an aggregate of $200,000 CDN (equal to approximately $142,320 US as at July 21, 2003) from Distacom Ventures Inc., a private company controlled by Mr. Richard Siemens, one of our 10% shareholders, and Mr. William Loewen, one of the former shareholders of House of Brussels Holdings. The loan is secured by a general security agreement granted by Brussels Chocolates against all of its present and after acquired personal property. Under the terms of the loan, Brussels Chocolates pays interest at the rate of 7% per annum. An initial $180,000 CDN was advanced effective February 12, 2003 and a subsequent $20,000 CDN was advanced on April 30, 2003. The maturity date of all amounts advanced is May 31, 2004.

27 of 33

Theodore Labella

In December 2002, we issued 100,000 (post-split) units to Mr. Theodore Labella pursuant to the conversion of a convertible note issued by us in the amount of US$20,000. Each unit was comprised of one share of common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one share of common stock at a price of $0.30 (post-split) per share during the period from closing until February 24, 2004.

Also in December 2002, we issued 250,000 (post-split) units to Mr. Labella, pursuant to a subscription agreement for proceeds of US $50,000. Each unit was comprised of one share of common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one share of common stock at a price of $0.50 (post-split) per share during the period from closing until March 25, 2004.

In January, 2003, pursuant to a loan agreement between us and Mr. Labella in the amount of US$50,000, we issued a total of 930,006 (post-split) common shares to Mr. Labella as repayment of the loan plus interest.

Subsequent to our year end of April 30, 2003, we issued 74,256 (post-split) units to Hideko Ak Labella, spouse of Mr. Labella, pursuant to a consulting agreement. Each unit was comprised of one share of common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one share of common stock at a price of $0.50 (post-split) per share during the period from closing until May 13, 2004.

GPAV Investments Ltd.

In December 2002, we issued 500,000 (post-split) common shares to GPAV Investments Ltd. pursuant to a consulting agreement dated November 30, 2002 at a deemed value of US $25,000.

On April 30, 2003, we issued 1,000,000 (post-split) units to GPAV Investments Ltd., pursuant to a subscription agreement for proceeds of US$50,000. Each unit was comprised of one share of common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one share of common stock at a price of $0.30 (post-split) per share during the period from closing until May 31, 2004.

Stephen Whittington

In September, 2002, Mr. Whittington advanced $60,000 to us to assist with cashflow. No formal agreement exists regarding the advance. This loan is unsecured with no fixed date of repayment.

28 of 33

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS REQUIRED BY ITEM 601 OF FORM 8-K

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation(1)
3.2	Bylaws, as amended(1)
3.3	Restated Articles of Incorporation (7)
4.1	Share Certificate(1)
10.1	Share Purchase Agreement dated August 17, 2001 between the Registrant, House of Brussels Holdings Ltd. and the shareholders of House of Brussels Holdings Ltd.(2)
10.2	Amendment to Share Purchase Agreement dated October 22, 2001 between the Registrant, House of Brussels Holdings Ltd. and the shareholders of House of Brussels Holdings Ltd. (3)
10.3	Management and Office Services Agreement dated September 1, 2001 between the Registrant and GFC Ventures Corp. (3)
10.4	Memorandum of Agreement dated March 11, 2002 between the Registrant, GFC Ventures Corp., House of Brussels Holdings Ltd. (4)
10.5	Share Purchase Agreement dated effective April 2, 2002 between the Registrant, House of Brussels Holdings Ltd. and the shareholders of House of Brussels Holdings Ltd.(5)
10.6	Merchandise License Agreement between House of Brussels Chocolates Inc. Corporation and Sega of America, Inc. dated effective July 1, 2002 (6)
99.1	Certification of Chief Executive Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (8)
99.2	Certification of Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (8)

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 10-SB Registration Statement on January 28, 2000 (File No. 0-29213), as amended
(2)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 30, 2001
(3)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB filed on November 14, 2001
(4)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Annual Report on Form 10-KSB filed on April 1, 2002.
(5)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 24, 2002
(6)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB filed on December 16, 2002
(7)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB filed on March 17, 2003
(8)	Filed as an Exhibit to this Quarterly Report on Form 10-QSB

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended April 30, 2003. We have not filed any Current Reports on Form 8-K since April 30, 2003.

29 of 33

ITEM 14.	CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Grant Petersen and our Chief Financial Officer, Mr. Evan Baergen. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

30 of 33

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOUSE OF BRUSSELS CHOCOLATES INC.

By:	/s/ Grant Petersen

Grant Petersen, Chief Executive Officer
Date: July 25, 2003

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Evan Baergen

L. Evan Baergen, President and Chief Financial Officer
(Principal Accounting Officer)
Director
Date: July 25, 2003

By:	/s/ Grant Petersen

Grant Petersen, Chief Executive Officer
(Principal Executive Officer)
Director
Date: July 25, 2003

CERTIFICATION

I, Grant Petersen, Chief Executive Officer of House of Brussels Chocolates Inc., certify that;

1.	I have reviewed this annual report on Form 10-KSB of House of Brussels Chocolates Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 25, 2003	/s/ Grant Petersen

(Signature)

Chief Executive Officer

(Title)

CERTIFICATION

I, L. Evan Baergen, Chief Financial Officer of House of Brussels Chocolates Inc., certify that;

1.	I have reviewed this annual report on Form 10-KSB of House of Brussels Chocolates Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 25, 2003	/s/ Evan Baergen

(Signature)

Chief Financial Officer

(Title)