Form 10QSB
period 2003-07-31
HOUSE OF BRUSSELS CHOCOLATES INC
filed 2003-09-12
CIK 1072367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2003

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period ________ to ________

Commission File Number 0-29213

HOUSE OF BRUSSELS CHOCOLATES INC.
(Exact name of small Business Issuer as specified in its charter)

NEVADA	52-2202416
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

Suite 208, 750 Terminal Avenue
Vancouver, BC, Canada	V6A 2M5
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code:	(604) 713-8052

__________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒ Yes ☐ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,358,519 Shares of $0.001 par value Common Stock outstanding as of September 10, 2003.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

10-QSB July 31, 2003

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2003

Consolidated Balance Sheet (expressed in U.S. dollars)

	JULY 31	APRIL 30
	2003	2003
	(unaudited)	(audited)

ASSETS
Current assets
Cash	$39,526	$56,364
Accounts receivable	237,437	204,779
Inventory	1,284,124	1,016,040
Prepaid expenses	188,479	144,872
Total current assets	1,749,566	1,422,055

Software	47,211	4,734
Property, plant and equipment	676,988	681,980
Other assets	16,939	16,906
	$2,490,704	$2,125,675

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities	$1,560,324	$1,053,096
Due to related parties	56,950	60,000
Loan payable	279,796	-
Current portion of obligations under capital lease	27,557	28,609
Total current liabilities	1,924,627	1,141,705

Long-term debt	-	214,713
	1,924,627	1,356,418

Capital stock
Authorized
60,000,000 common shares, $0.001 par value
4,,000,000 preferred shares
Issued
20,358,519 (April 30, 2003 - 19,541,422 ) common shares	20,358	19,541
Additional paid-in capital	5,688,105	5,739,892
Warrants issued in connection with private placements	520,105	204,048
Accumulated other comprehensive income	347,317	332,626
Accumulated deficit	(6,009,808)	(5,526,850)
	566,077	769,257
	$2,490,704	$2,125,675

The accompanying notes are an integral part of these financial statements

F 2

Consolidated Statement of Operations (expressed in U.S. dollars)

	FOR THE THREE MONTHS
	ENDED JULY 31
	2003	2002
	(unaudited)	(unaudited)

Sales	$272,126	$357,787
Cost of sales, excluding amortization	247,534	203,347
Gross profit	24,592	154,440

Selling, general and administrative expenses	445,309	529,041
Amortization of software	3,920	384
Amortization of property, plant and equipment	58,321	42,200
	507,550	571,625

Net loss	$(482,958)	$(417,185)

Weighted-average number of common shares	19,652,943	59,391,467
outstanding
Basic and diluted loss per share	$(0.02)	$(0.01)

The accompanying notes are an integral part of these financial statements

F 3

Consolidated Statement of Changes in Shareholders' Equity (Deficiency) (expressed in U.S. dollars)

				WARRANTS ISSUED IN			ACCUMULATED
			ADDITIONAL	CONNECTION WITH			OTHER
	COMMON STOCK		PAID IN	PRIVATE PLACEMENTS			COMPREHENSIVE	SHAREHOLDERS'
	SHARES	AMOUNT	CAPITAL	WARRANTS	AMOUNT	DEFICIT	INCOME	DEFICIENCY

Balance – April 30, 2003 (audited)	19,541,422	$19,541	$5,739,892	6,550,790	$204,048	$(5,526,850)	$332,626	$769,257
Stock-based compensation - May 1, 2003
in exchange for services @$0.394/share	22,775	23	8,950	-	-	-	-	8,973
Stock-based compensation - May 3, 2003
in exchange for services @$0.20/unit	200,000	200	(163,592)	800,000	203,392	-	-	40,000
Stock-based compensation - May 15, 2003
in exchange for services @$0.10/share	171,883	172	17,016	-	-	-	-	17,188
Stock-based compensation - May 15, 2003
in exchange for services @$0.10/unit	74,256	74	(5,063)	74,256	12,415	-	-	7,426
Private Placements #110-112; 114-115,
June & July, 2003 @$.55/unit	348,183	348	90,902	348,183	100,250	-	-	191,500
Foreign currency translation adjustment	-	-	-	-	-	-	15,665	15,665
Loss for the period	-	-	-	-	-	(515,663)	-	(515,663)
Comprehensive loss	-	-	-	-	-	-	-	(499,998)
Balance – July 31, 2003 (unaudited)	20,358,519	$20,358	$5,688,105	7,773,229	$520,105	$(6,042,513)	$348,291	$534,346

The accompanying notes are an integral part of these financial statements

F 4

Consolidated Statement of Cash Flows (expressed in U.S. dollars)

	FOR THE THREE MONTHS
	ENDED JULY 31
	2003	2002
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(482,958)	$(417,185)
Adjustments to reconcile net loss for the period to net cash used in operating activities
Stock based compensation	73,587	-
Amortization of software	3,920	384
Amortization of property and equipment	58,321	42,200
Gain on disposal of assets	-	(20,650)
Changes in non-cash working capital items
Accounts receivable	(29,174)	(120,367)
Inventory	(253,350)	55,029
Prepaid expenses	(41,636)	(61,936)
Other assets	1	(15,248)
Accounts payable and accrued liabilities	538,165	144,488
	(133,124)	(393,285)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayments of) loans	62,172	(276,230)
Proceeds from (repayments to) related parties	(4,374)	3,813
Repayments of obligations under capital lease	(1,674)	(36,091)
Proceeds from issuance of common shares	191,500	2,374,733
	247,624	2,066,225
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of (proceeds from disposal of) property and equipment	(86,890)	118,357
Proceeds from issuance of common shares for purchase of subsidiary	-	1,505,317
Change in accumulated deficit from acquisition of subsidiary	-	(3,376,651)
	(86,890)	(1,752,977)
Foreign exchange effect on cash	(44,448)	(3,492)
Increase (decrease) in cash and cash equivalents	$(16,838)	$(83,529)
Cash and cash equivalents, beginning of the period	56,364	8,444
Cash and cash equivalents, end of the period	$39,526	$(75,085)

SUPPLEMENTAL CASH FLOW INFORMATION	$-	$-
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES	-	-

The accompanying notes are an integral part of these financial statements

F 5

Notes to the Consolidated Financial Statements July 31, 2003

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

Basis of presentation

The accompanying consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States for interim financial information. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company’s management, the unaudited consolidated financial statements contain all adjustments necessary (consisting of normal recurring adjustments) for a fair presentation of the financial position as at July 31, 2003 and the results of operations for the periods ended July 31, 2003. For further information, refer to the financial statements and notes thereto included in the Company’s Form 10-KSB for the year ended April 30, 2003. These consolidated financial statements include the accounts of House of Brussels Chocolates Inc. and its legal subsidiaries and all significant intercompany accounts and transactions have been eliminated on consolidation.

2.	Significant accounting policies

	a)	Accounts receivable are primarily the result of sales to wholesale customers and are net of any doubtful accounts.

	b)	Inventory and packaging supplies are valued at the lower of cost on a first in first out basis, or net realizable value.

	c)	Amortization on Software and Property, Plant and Equipment is calculated using the following annual rates:

Category	Rate	Method
Automotive equipment	30%	Diminishing balance
Computer equipment and software	30%	Diminishing balance
Furniture and fixtures	20%	Diminishing balance
Other equipment	20%	Diminishing balance
Production equipment and moulds	10%	Diminishing balance
Leasehold improvements	5 years	Straight-line

In the event that facts and circumstances indicate that the carrying value of capital assets may be impaired, an evaluation of recoverability is performed. If an evaluation is required, the estimated future undiscounted cash flow associated with the asset is compared to the asset's carrying amount to determine if a write-down to market or discounted cash flow is required.

d)	Revenue is recognized upon delivery of product. One-time licensing fees are non-refundable and are recognized when received.

F 6

Notes to the Consolidated Financial Statements July 31, 2003

3.	Accounts receivable

	July 31, 2003	April 30, 2003
Trade receivables, net of doubtful accounts	$193,405	$161,738
Other receivables	44,032	43,041
Total	$237,437	$204,779

4.	Inventory

	July 31, 2003	April 30, 2003
Finished goods	$242,093	$279,978
Unpackaged finished goods	80,863	62,292
Packaging material	299,420	267,545
Raw material	561,079	307,379
Development costs	100,669	98,846
Total	$1,284,124	$1,016,040

5.	Prepaid expenses

	July 31, 2003	April 30, 2003
Travel advances and miscellaneous	$16,300	$13,869
Prepaid consulting fees	26,250	35,000
Due from related party	45,938	45,021
Deposits, promotions and royalties	97,025	46,331
Insurance	2,966	4,651
	$188,479	$144,872

6.	Fixed assets

	July 31, 2003
		Accumulated	Net Book
	Cost	Amortization	Value

Software	$78,436	$31,224	$47,211

Automotive equipment	$49,820	$35,270	$14,550
Computer equipment	114,254	95,416	18,838
Furniture and fixtures	76,528	64,426	12,103
Leasehold improvements	330,781	330,781	0
Other equipment	206,254	71,398	134,856
Production equipment and moulds	1,029,050	532,409	496,641
Total Property, plant and equipment	$1,806,687	$1,129,700	$676,988

F 7

Notes to the Consolidated Financial Statements July 31, 2003

	April 30, 2003
		Accumulated	Net Book
	Cost	Amortization	Value

Software	$31,584	$26,850	$4,734

Automotive equipment	$48,826	$33,411	$15,415
Computer equipment	111,975	92,015	19,960
Furniture and fixtures	172,84	62,516	110,32
Leasehold improvements	354,533	311,10	43,425
Other equipment	69,967	42,372	27,595
Production equipment and moulds	974,56	509,30	465,25
Total Property, plant and equipment	$1,732,708	$1,050,728	$681,980

7.	Accounts payable

	July 31, 2003	April 30, 2003
Trade payables	$1,466,428	$945,486
Other payables	93,896	107,610
Total	$1,560,324	$1,053,096

8.	Due to related parties Amounts due to related parties are advances made by the directors of the Company and have no stated terms of repayment.

9.

Loan payable

The loan payable was obtained from a company controlled by two shareholders. The loan is repayable by May 31, 2004 and accrues interest at the rate of 7% per annum. The loan was advanced and is repayable in Canadian dollars and is secured by a General Security Agreement having a first charge over the assets of the Company.

10.	Obligations under capital lease The Company has leased certain manufacturing equipment through CIBC Leasing and one vehicle from Ford Leasing. The leases all expire during the current year.

11.

Share capital

The Company issued a total of 817,097 shares during the first quarter ended July 31, 2003 to investors for private placements and to consultants for stock-based compensation. The weighted average number of common shares outstanding for the period ending July 31, 2002 was prior to a 1-for-5 reverse split of the Company’s common shares that occurred on March 5, 2003.

F 8

Notes to the Consolidated Financial Statements July 31, 2003

12.

Revenue

Revenue in the prior year included one-time licensing fees of approximately $65,000 from an agreement with the licensee of the retail stores. This agreement was in effect from July 2002 until April 2003.

13.

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

14.

Subsequent events

In August 2003, the Company sold the assets of its remaining three retail stores and signed a license agreement with the purchaser to operate these stores under the “House of Brussels Chocolates” name. Included in the agreement are one-time license fees and the commitment of the purchaser to continue selling product manufactured by the Company.

15.	Recently issued accounting pronouncements Recently issued accounting pronouncements will have no significant impact on the Company and its reporting methods.

F 9

Supplemental Statement of Expenses (expressed in U.S. dollars)

	FOR THE THREE MONTHS
	ENDED JULY 31
	2003	2002
	(unaudited)	(unaudited)

Selling expenses
Bad debts	$-	$(12,937)
Interest, bank fees, foreign currency conversion	(511)	-
Office and miscellaneous	4,797	4,505
Promotion and advertising	72,825	14,745
Rent and utilities	52,864	79,322
Salaries, benefits and consulting fees	78,599	172,364
Travel and entertainment	13,151	11,253
	230,475	269,252

General and administrative expenses
Interest and bank fees	10,433	7,468
Office and miscellaneous	12,086	28,930
Promotion and advertising	-	532
Professional fees	107,797	39,001
Rent and utilities	3,818	3,311
Salaries, benefits and consulting fees	79,051	189,068
Travel and entertainment	1,649	12,129
Gain on write-off of long-term assets	-	(20,650)
	214,834	259,789

Total Selling, general and administrative expenses	$445,309	$529,041

The accompanying notes are an integral part of these financial statements

F 10

10-QSB July 31, 2003

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CORPORATE HISTORY

We were originally incorporated under the laws of the State of Nevada on March 5, 1998 under the name “Green Fusion Corporation”. On May 6, 2002, we completed the acquisition of House of Brussels Holdings Ltd. (“House of Brussels Holdings”). House of Brussels Holdings is the sole shareholder of Brussels Chocolates. This acquisition was completed pursuant to a share purchase agreement with House of Brussels Holdings and its shareholders dated April 2, 2002. We issued 6,000,000 shares to the shareholders of House of Brussels Holdings in exchange for all of the issued and outstanding shares of House of Brussels Holdings. This acquisition was agreed to be effective as of May 1, 2002. In connection with this acquisition, we adopted the year-end of House of Brussels Holdings, which is April 30th, rather than continuing with our previous year-end, which was December 31st.

OUR BUSINESS

House of Brussels Chocolates Inc. (“We”, the “Company” or “House of Brussels”) owns and operates Brussels Chocolates Ltd. (collectively referred to as “Brussels Chocolates”), an established manufacturer of gourmet high-quality chocolate products in Vancouver, British Columbia, Canada. Brussels Chocolates is a premier manufacturer and distributor of Belgian chocolates through its licensed retail outlets and through a wholesale network in Canada, the United States and overseas. Since 1983, Brussels Chocolates has been an established chocolate manufacturer and retailer in the Vancouver, British Columbia metropolitan region and its name has become synonymous with high-quality gourmet Belgian chocolates at an affordable cost.

Brussels Chocolates offers a full line of gourmet quality, Belgian chocolates, utilizing high grade chocolate and quality ingredients. Brussels Chocolates’ signature product is its “hedgehog” chocolate - a molded chocolate design that blends aesthetics with taste for a strong customer appeal. The “hedgehog” is a traditional Belgian symbol of good luck, and Brussels Chocolates manufactures its “hedgehog” chocolates in eighteen different flavors, including almond dark chocolate, macadamia milk chocolate and hazelnut white chocolate. Brussels Chocolates also offers fine quality chocolate bars in many different distinct flavors, as well as an assortment of truffles in flavors including maple cream. Brussels Chocolates’ ice wine truffles are made with Canadian ice wine and have become increasingly popular.

Brussels Chocolates manufactures all of its chocolate products in-house at its manufacturing facility in Vancouver, British Columbia. This facility is currently operating at a low capacity, and will provide ample production capabilities for a planned ramp up in sales and operations throughout Canada and the United States.

We sell our product to a diversified group of wholesalers. Large customers such as SLC and Costco Wholesale now represent a significant portion of our revenue. We are focusing our marketing and sales efforts on large companies with the objective of reducing our overhead and administration expenses as a percentage of our revenues. However, this strategy, if successful, will make us more dependent on a few, large customers.

RECENT CORPORATE DEVELOPMENTS

Since taking over the management of Brussels Chocolates, we have restructured the organization, reducing overhead and production costs. A principal component of our restructuring was to close our retail stores in order to focus our business exclusively on the wholesale market. We are now concentrating on increasing the utilization of our production facility, on a year-round basis, by obtaining consistently large wholesale supply contracts. The objective of this focus is to enable us to operate at a higher rate of capacity usage and to avoid

10-QSB July 31, 2003

the historical cyclical revenue results that Brussels Chocolates has been subject to in the past. These historical cyclical revenue results have reflected peak sales of chocolate products during the Christmas, Valentines’ and Easter holiday periods. With our traditional client base and our production of the products for SLC, autumn and winter revenues will remain strong. Historically, premium chocolate sales have been weaker in the spring and summer months underscoring our need to diversify our product set and manufacture chocolates that will increase our revenue during these slow periods.

We believe that the launch of our Sonic The HedgehogTM candy bar will provide the diversification and revenue required. This product is based on one of the most recognizable video game characters in the world. We originally signed an 18 month licensing agreement, expiring on December 31, 2004, with Sega Corporation, allowing us to manufacture and sell this candy bar anywhere in the world, in exchange for a royalty of 5% of sales. Management became concerned that, considering the significant amount of time invested in the development and marketing of this product, we would not have a sufficient time period remaining to benefit from the sales. Therefore, we negotiated a change to the licensing agreement with Sega. In exchange for an additional year extension (expiring December 31, 2005), our territory now consists of North and South America. To date, most sales efforts have been in North America. We believe that potential sales from these territories alone could exceed our current plant capacity.

As described previously, we have scaled back our retail operations to only have three retail outlets, with one location scheduled to close on March 31, 2004 in conjunction with its lease expiry. All three locations are currently profitable and they serve as good showcases for our products. In August of 2003, we sold the assets of all three stores and signed a license agreement with the purchaser to continue selling our products and operating the stores under the “House of Brussels Chocolates” name. We received a one-time license fee for this transaction. Management wants to remain focused on the wholesale market, while still receiving the benefits associated with a local retail presence.

Subsequent to the period ended July 31, 2003, we announced that agreements had been made with two major distribution companies. DirectPlus began distributing our products to its Canadian customers in August 2003. Their main focus is to create a large market for our Sonic The HedgehogTM products in Canada. In September 2003, we announced the distribution arrangement with McLane Company (“McLane”) had been finalized. McLane is the largest distribution and logistics company in the US, servicing 50,000 customer locations, mostly in the Convenience Store, Mass Merchandiser, Drug Store and Movie Theater categories. This is a very important step in the launch of our Sonic The HedgehogTM products, the ramp up of our summer revenue stream and our increased plant utilization target.

RESULTS OF OPERATIONS

Revenues

We achieved revenues in the amount of $272,126 for the three months ended July 31, 2003, compared to revenues of $357,787, which also included one-time licensing fees of approximately $65,000, for the three months ended July 31, 2002. This represents a decrease of $85,661 or 23.9%. Subsequent to the three months ended July 31, 2003, we signed a new licensing agreement to operate our stores with a new licensee. We will recognize this revenue in our next quarter.

Typically, during the first quarter of our fiscal year, large wholesale clients like SLC and Costco do not order product. This reflects the cyclical nature of the premium chocolate industry, which experiences a significant decline in sales in the warmer months. As a result, sales in this quarter, compared to our other quarters, have always been lower.

10-QSB July 31, 2003

Historically, much of our revenue earned during the late spring and summer months is derived from products aimed at the tourism market, most of which is in Canada. This is different from our other quarters where we have an increasing amount of revenue from US-based customers.

The decrease in this quarter compared to the same quarter in the prior year is mainly attributable to a decrease in tourism revenue in Canada. Factors such as “SARS” and “Mad Cow” disease combined to reduce the amount of tourist dollars spent in our customer’s outlets. The decline in the US dollar compared to the Canadian dollar also reduced the value of Canadian-based revenue.

Late in this quarter, we began to receive revenue from the Sonic The HedgehogTM product sales, following our launch in June 2003. We expect a steady ramp up of revenue from this product line in subsequent months. We expect most of the buyers of this product to be based in the US, shifting the source of revenue more to the US and inline with our other quarters.

Cost of Sales

Our cost of sales increased to $247,534, for the three months ended July 31, 2003, compared to cost of sales of $203,347 for the three months ended July 31, 2002, representing an increase of $44,187 or 21.7%. As a result, our gross profit margin decreased to 9.0% for the three months ended July 31, 2003, compared to 43.2% for the three months ended July 31, 2002. The decrease to our gross profit margin for the three months ended July 31, 2003 was mainly attributable to two factors. First, the one time licensing fees included in revenue in the previous year, do not carry an associated cost with them. Second, the higher ratio of fixed overhead costs within cost of sales (such as factory rent and utilities) compared to total cost of sales in the previous year. An agreement with the former shareholders of Brussels Chocolates (who were also landlords of our rented premises at that time) had provided for several months of free rent of our manufacturing facility to assist us in our efforts to regain financial stability after the purchase of Brussels Chocolates.

The decline in the value of the US dollar compared to the Canadian dollar also increased our cost of sales and decreased our gross profit margin. Most of our sales during the quarter were manufactured from chocolate purchased when the US dollar was stronger and sold when the US dollar had declined, thereby increasing our cost of sales in relation to our revenue.

Operating Expenses

Our operating expenses decreased to $445,309 for the three months ended July 31, 2003, compared to $529,041 for the three months ended July 31, 2002, representing a decrease of $83,732 or 15.8%.

Our selling expenses decreased to $230,475 for the three months ended July 31, 2003, compared to $269,252 for the three months ended July 31, 2002, representing a decrease of $38,777 or 14.4%. The reduction in selling expenses was due to the elimination of certain consultants and brokers and the continued monitoring and reduction of non-essential costs. As a result of our change in focus from smaller customers to large buyers, we attended several tradeshows, displaying our current line of products and launching the Sonic The HedgehogTM product. We incurred a large increase ($58,080 or 394%) in promotion and advertising expenses compared to the same period in the prior year from these activities.

Our general and administrative expenses decreased to $214,834 for the three months ended July 31, 2003, compared to $259,789 for the three months ended July 31, 2002, representing a decrease of $44,955 or 17.3%. These decreases in our general and administrative expenses are primarily attributable to decreased wages and salaries. Our expenses in the quarter ending July 31, 2002 were much higher than normal as we incurred the transition costs from a private to a public company and re-organized the business. As well, we used several

10-QSB July 31, 2003

short-term employees and consultants to achieve this transition in the prior year, compared to using outside professionals this year.

Loss

Our loss increased to $482,958 for the three months ended July 31, 2003 from $417,185 for the three months ended July 31, 2002, representing an increase of $65,773 or 15.8%. The decrease in profitability reflects the decrease in revenues, despite the lower expenses, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Working Capital Deficit

We had cash in the amount of $39,526 as of July 31, 2003, compared to cash in the amount of $56,364 as of April 30, 2002. We had working capital deficit of $175,061 as of July 31, 2003, compared to positive working capital of $280,350 as of April 30, 2003.

Our accounts receivable remained relatively stable, increasing slightly to $237,437 as of July 31, 2003, compared to $204,779 as of April 30, 2003 and are net of any doubtful accounts. The level of sales and the collection of receivables for the month of April was similar to that of July, resulting in a fairly constant level of receivables.

Our inventory increased to $1,284,124 as of July 31, 2003, compared to $1,016,040 as of April 30, 2003. The receipt of raw ingredients needed to begin production on autumn and Christmas orders during the month of August caused the increase in inventory. Although we are currently low on cash for working capital, we have obtained most of our raw materials needed to meet our early Christmas demands and this will allow us to turn this inventory into receivables as sales occur, providing us with cash inflows.

Our accounts payable increased to $1,560,324 as of July 31, 2003, compared to $1,053,096 as of April 30, 2002. The increase in our accounts payable is attributable to our increased purchasing for production in anticipation of our Christmas orders, and our inability to pay for accounts payable from cash reserves. As our cash flow during the quarter was lower than it has been in previous quarters, we are still reliant on obtaining favorable terms from our suppliers to help provide working capital to support the cyclical nature of our sales.

The loan payable from a company controlled by two shareholders of Brussels Chocolates is due in less than 12 months and is now classified as a current liability, compared to April 30, 2003, when it was classified as a long term liability.

Financing of Business Operations

We financed our business operations during the past quarter primarily through cash generated from, short-term loans, sales of our common stock and share purchase warrants, and through favorable credit terms from our suppliers. Cash used in operating activities decreased to $133,124 for the three months ended July 31, 2003 from $393,285 for the three months ended July 31, 2002. This cash used in operating activities was provided primarily from cash generated by increasing the amount owed to our suppliers. Cash generated by financing activities decreased to $247,624 for the three months ended July 31, 2003 from $2,066,225 for the three months ended July 31, 2002. We obtained $62,172 of additional loans and received $191,500 from the issuance of our common shares. In the prior year, most of the cash generated by financing activities came from the issuance of our common shares as part of the reverse takeover of House of Brussels Chocolates. We also financed the installation of a new manufacturing and financial system and purchased new manufacturing molds and equipment by increasing the amount owed to our suppliers.

10-QSB July 31, 2003

We are actively seeking other short-term and long-term financing to assist us in providing the necessary working capital to meet future production requirements and reduction in trade payables. Management has also incurred expenses on behalf of the Company and has deferred most of their salaries, commissions and fees for the past several months in order to assist in cash flow.

ITEM 3.     CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2003, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Grant Petersen, and Chief Financial Officer, Mr. L. Evan Baergen. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During our most recently completed fiscal quarter ended July 31, 2003, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

(2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

10-QSB July 31, 2003

PART II--OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

No developments occurred in our previously disclosed legal proceedings.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

During our quarter ended July 31, 2003, we completed the following issuances of securities without registration to accredited investors pursuant to Rule 506 of Regulation D of the Securities Act of 1933. All securities issued were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

1.
171,883 common shares on May 13, 2003 at a deemed price of $0.10 per share in consideration of the payment of commissions earned in the amount of US$17,188. The payment was made pursuant to a Commission Agreement dated December 1, 2002.

2.
74,256 units on May 13, 2003 at a deemed price of $0.10 per share. Each unit was comprised of one share of common stock and one share purchase warrant entitling the holder to purchase one share of common stock at a price of $0.50 per share until May 13, 2004. The units were issued pursuant to a consulting agreement dated December 1, 2002 and were issued in consideration for the payment of $7,426. The consulting fees related to business development services provided to us.

3.
348,183 units at a price of $0.55 per unit for total proceeds of $191,500 were issued to five investors between June 23, 2003 and July 30, 2003. Each unit was comprised of one share of common stock and one share purchase warrant. Each share purchase warrant entitled the holders to purchase one share of common stock at a price of $0.65 per share during the period from closing until dates ranging from June 23, 2004 to July 30, 2004. No commissions or fees were paid in connection with the offering. All sales were completed pursuant to Rule 506 of Regulation D of the Act to investors on the basis that the investors are “accredited investors”, as defined in Rule 501 of Regulation D. All securities issued were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

4.
200,000 common shares were issued at a value of $0.20 per share pursuant to a consulting agreement effective May 3, 2003. The consultant also received 800,000 share purchase warrants, entitling the holder to purchase one share of common stock at a price of $0.50 per share until May 3, 2008. The consulting fees related to public company corporate finance services provided to us.

10-QSB July 31, 2003

The following sale was completed during our quarter ended July 31, 2003 pursuant to Regulation S of the Act on the basis that the purchaser is a non-U.S. person, as defined under Regulation S of the Act. All securities issued were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

1.
22,775 common shares were issued at a value of $0.394 per share pursuant to an agreement reached with a software company effective May 1, 2003. The software company agreed to receive common shares in lieu of payment for a portion of their services.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION.

None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS REQUIRED BY ITEM 601 OF FORM 8-K

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation(1)
3.2	Bylaws, as amended(1)
3.3	Restated Articles of Incorporation (7)
4.1	Share Certificate(1)
10.1	Share Purchase Agreement dated August 17, 2001 between the Registrant, House of Brussels Holdings Ltd. and the shareholders of House of Brussels Holdings Ltd.(2)
10.2	Amendment to Share Purchase Agreement dated October 22, 2001 between the Registrant, House of Brussels Holdings Ltd. and the shareholders of House of Brussels Holdings Ltd. (3)
10.3	Management and Office Services Agreement dated September 1, 2001 between the Registrant and GFC Ventures Corp.(3)
10.4	Memorandum of Agreement dated March 11, 2002 between the Registrant, GFC Ventures Corp., House of Brussels Holdings Ltd. (4)
10.5	Share Purchase Agreement dated effective April 2, 2002

10-QSB July 31, 2003

between the Registrant, House of Brussels Holdings Ltd. and the shareholders of House of Brussels Holdings Ltd.(5)
10.6	Merchandise License Agreement between House of Brussels Chocolates Inc. and Sega of America, Inc. dated effective July 1, 2002 (6)
10.7	Amendment to Merchandise License Agreement between House of Brussels Chocolates Inc. and Sega of America, Inc. dated July 23,2003 (7)
31.1	Certification of Chief Executive Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (8)
31.2	Certification of Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (8)
32.1	Certification of Chief Executive Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (8)
32.2	Certification of Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (8)

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 10-SB Registration Statement on January 28, 2000 (File No. 0-29213), as amended
(2)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 30, 2001
(3)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB filed on November 14, 2001
(4)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Annual Report on Form 10-KSB filed on April 1, 2002.
(5)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 24, 2002.
(6)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB filed on December 16, 2002.
(7)	Filed as an Exhibit to this Quarterly Report on Form 10-QSB
(8)	Filed as an Exhibit to this Quarterly Report on Form 10-QSB.

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended July 31, 2003. We have not filed any Current Reports on Form 8-K since July 31, 2003.

10-QSB July 31, 2003

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOUSE OF BRUSSELS CHOCOLATES INC.

Date: September 11, 2003

By:	/s/ Evan Baergen
L. Evan Baergen, CA
President, Secretary, Treasurer and Director
(Principal Accounting Officer)