Form 10QSB
period 2003-10-31
HOUSE OF BRUSSELS CHOCOLATES INC
filed 2003-12-12
CIK 1072367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2003

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period ______ to ______

Commission File Number 0-29213

HOUSE OF BRUSSELS CHOCOLATES INC.
(Exact name of small Business Issuer as specified in its charter)

NEVADA	52-2202416
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

Suite 208, 750 Terminal Avenue
Vancouver, BC, Canada	V6A 2M5
(Address of principal executive offices)	(Zip Code)

(604) 713-8052
Issuer’s telephone number, including area code

__________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    ☒ Yes    ☐ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 22,195,562 Shares of $0.001 par value Common Stock outstanding as of December 2, 2003.

Transitional Small Business Disclosure Format (check one):    Yes ☐   No ☒

10-QSB October 31, 2003

10-QSB October 31, 2003

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Consolidated Financial Statements

October 31, 2003

F 1

Consolidated Balance Sheet (expressed in U.S. dollars)

	OCTOBER 31	APRIL 30
	2003	2003
	(unaudited)	(audited)

ASSETS
Current assets
Cash	$60,770	$56,364
Accounts receivable	1,012,265	204,779
Inventory	1,266,271	1,016,040
Prepaid expenses	136,198	144,872.00
Total current assets	2,475,504	1,422,055

Software	44,022	4,734.00
Property, plant and equipment	656,833	681,980.00
Other assets	18,378	16,906.00
	$3,194,737	$2,125,675

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities	$1,611,975	$1,053,096
Due to related parties	140,144	60,000
Loan payable	273,457	-
Unearned revenue	1,983	-
Current portion of obligations under capital lease	16,131	28,609
Total current liabilities	2,043,690	1,141,705

Long-term debt	-	214,713
	2,043,690	1,356,418

Capital stock
Authorized
60,000,000 common shares, $0.001 par value
4,000,000 preferred shares
Issued
21,176,562 (April 30, 2003 - 19,541,422 ) common shares	21,176	19,541
Additional paid-in capital	5,801,540	5,739,892
Warrants issued in connection with private placements	741,997	204,048
Accumulated other comprehensive income	403,452	332,626
Accumulated deficit	(5,817,118)	(5,526,850)
	1,151,047	769,257
	$3,194,737	$2,125,675

The accompanying notes are an integral part of these financial statements

F 2

Consolidated Statement of Operations (expressed in U.S. dollars)

	FOR THE SIX MONTHS		FOR THE THREE MONTHS
	ENDED OCTOBER 31		ENDED OCTOBER 31
	2003	2002	2003	2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Sales	$1,342,551	$1,302,681	$1,070,425	$944,894
Cost of sales, excluding amortization	700,016	663,716	452,482	460,369
Gross profit	642,535	638,965	617,943	484,525

Selling, general and administrative expenses	868,455	877,484	423,146	348,443
Amortization of software	7,711	724	3,791	340
Amortization of property, plant and equipment	56,637	71,992	(1,684)	29,792
	932,803	950,200	425,253	378,575

Net loss	$(290,268)	$(311,235)	$192,690	$105,950

Weighted-average number of common shares outstanding *	19,928,556	61,013,632	19,652,943	59,391,467

Basic and diluted loss per share	$(0.01)	$(0.01)	$0.01	$-

* The prior period weighted-average number of common shares outstanding is calculated before giving effect to a 1-for-5 reverse split of the Company's common shares that occurred on March 5, 2003

The accompanying notes are an integral part of these financial statements

F 3

Consolidated Statement of Changes in Shareholders' Equity (Deficiency) (expressed in U.S. dollars)

							ACCUMULATED
				WARRANTS ISSUED IN			OTHER
			ADDITIONAL	CONNECTION			COMPRE-	SHARE-
	COMMON STOCK		PAID IN	PRIVATE PLACEMENTS			HENSIVE	HOLDERS'
	SHARES	AMOUNT	CAPITAL	WARRANTS	AMOUNT	DEFICIT	INCOME	DEFICIENCY

Balance – April 30, 2003 (audited)	19,541,422	$19,541	$5,739,892	6,550,790	$204,048	$(5,526,850)	$332,626	$769,257

Expired share purchase warrants	-	-	-	(280,000)	-	-	-	-
Stock-based compensation - May 1, 2003
in exchange for services @$0.394/share	22,775	23	8,950	-	-	-	-	8,973
Stock-based compensation - May 3, 2003
in exchange for services @$0.20/unit	200,000	200	(163,592)	800,000	203,392	-	-	40,000
Stock-based compensation - May 15, 2003
in exchange for services @$0.10/share	171,883	172	17,016	-	-	-	-	17,188
Stock-based compensation - May 15, 2003
in exchange for services @$0.10/unit	74,256	74	(5,063)	74,256	12,415	-	-	7,426
Private Placements #110-112; 114-115,
June & July, 2003 @ $.55/unit	348,183	348	90,902	348,183	100,250	-	-	191,500
Private Placements #113, 117-122,
Sep & Oct 2003 @ $.55/unit	528,265	528	57,367	528,265	227,650	-	-	285,545
Private Placement #116 - Sep 10, 2003
@$.45/unit	27,778	28	12,472	-	-	-	-	12,500
Warrants issued in exchange for services -
Sep 15, 2003 @$.10/warrant	-	-	(24,000)	240,000	24,000	-	-	-
Stock-based compensation - Oct 3, 2003
in exchange for finance fee @$0.55/share	2,000	2	1,098	-	-	-	-	1,100
Warrant exercise - Oct 24, 2003 @ $.10/share	240,000	240	47,760	(240,000)	(24,000)	-	-	24,000
Warrant exercise - Oct 24, 2003 @ $.65/share	20,000	20	18,738	(20,000)	(5,758)	-	-	13,000
Foreign currency translation adjustment	-	-	-	-	-	-	70,826	70,826
Loss for the period	-	-	-	-	-	(290,268)	-	(290,268)
Comprehensive loss	-	-	-	-	-	-	-	(219,442)
Balance – October 31, 2003 (unaudited)	21,176,562	$21,176	$5,801,540	8,001,494	$741,997	$(5,817,118)	$403,452	$1,151,047

The accompanying notes are an integral part of these financial statements

F 4

Consolidated Statement of Cash Flows (expressed in U.S. dollars)

	FOR THE SIX MONTHS
	ENDED OCTOBER 31
	2003	2002
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(290,268)	$(311,235)
Adjustments to reconcile net loss for the period to net cash used in operating activities
Amortization of software	7,711	724
Amortization of property and equipment	56,637	71,992
Gain on disposal of assets	-	(20,442)
Common stock issued for payment of fees	74,687	-
Changes in non-cash working capital items
Accounts receivable	(772,762)	(808,171)
Inventory	(159,703)	(126,835)
Prepaid expenses	20,041	(92,398)
Other assets	(1,328)	(15,447)
Accounts payable and accrued liabilities	662,862	497,560
Unearned revenue	1,914	170,536
	(400,209)	(633,716)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayments of) loans	48,150	(188,447)
Proceeds from (repayments to) related parties	79,836	20,058
Stock subscriptions received	-	114,500
Repayments of obligations under capital lease	(13,330)	(41,183)
Proceeds from issuance of common shares	526,545	2,328,144
	641,201	2,233,072
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of (proceeds from disposal of) property and equipment	(20,179)	116,841
Change in accumulated deficit from acquisition of subsidiary	-	(1,871,334)
	(20,179)	(1,754,493)
Foreign exchange effect on cash	(216,407)	(10,526)
Increase (decrease) in cash and cash equivalents	$4,406	$(165,663)
Cash and cash equivalents, beginning of the period	56,364	8,444
Cash and cash equivalents, end of the period	$60,770	$(157,219)

FOR THE SIX MONTHS
ENDED OCTOBER 31
	2003	2002
	(unaudited)	(unaudited)

SUPPLEMENTAL CASH FLOW INFORMATION	$-	$-
Cash paid for income taxes	-	-
Cash paid for interest
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING
ACTIVITIES	-	-

The accompanying notes are an integral part of these financial statements

F 5

Notes to the Consolidated Financial Statements October 31, 2003

1.

General
On March 4, 2003, Green Fusion Corporation changed its name to House of Brussels Chocolates Inc. and now trades under the symbol of HBSL on the OTC Bulletin Board. House of Brussels Chocolates Inc. was incorporated on March 5, 1998 in the State of Nevada. Effective May 1, 2002, the Company acquired all of the issued and outstanding shares of House of Brussels Holdings Ltd., which owns and operates Brussels Chocolates Ltd. (collectively referred to as “Brussels Chocolates”). Brussels Chocolates is a manufacturer and wholesaler of premium Belgium-style chocolates. On May 10, 2002, the Company also acquired all of the issued and outstanding shares of GFC Ventures Corp., a company that had been supplying management services to House of Brussels Chocolates Inc. and had facilitated the purchase of House of Brussels Holdings Ltd. by the Company. In October 2003, the Company formed a wholly owned US subsidiary to further its business development in the United States.

Basis of presentation
The accompanying consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States for interim financial information. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company’s management, the unaudited consolidated financial statements contain all adjustments necessary (consisting of normal recurring adjustments) for a fair presentation of the financial position as at October 31, 2003 and the results of operations for the periods ended October 31, 2003. For further information, refer to the financial statements and notes thereto included in the Company’s Form 10-KSB for the year ended April 30, 2003. These consolidated financial statements include the accounts of House of Brussels Chocolates Inc. and its legal subsidiaries and all significant intercompany accounts and transactions have been eliminated on consolidation.

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

d)	Revenue is recognized upon delivery of product. One-time licensing fees are non-refundable and are recognized when received.

F 6

Notes to the Consolidated Financial Statements October 31, 2003

3.	Accounts receivable
	October 31	April 30
	2003	2003
Trade receivables, net of doubtful accounts	$907,361	$161,738
Other receivables	104,904	43,041
Total	$1,012,265	$204,779

4.	Inventory
	October 31	April 30
	2003	2003
Finished goods	$327,334	$279,978
Unpackaged finished goods	86,104	62,292
Packaging material	351,154	267,545
Raw material	399,002	307,379
Development costs	102,677	98,846
Total	$1,266,271	$1,016,040

5.	Prepaid expenses
	October 31	April 30
	2003	2003
Travel advances and miscellaneous	$20,218	$13,869
Prepaid consulting fees	35,000	35,000
Due from related party	-	45,021
Deposits, promotions and royalties	79,716	46,331
Insurance	1,264	4,651
	$136,198	$144,872

6.	Fixed assets
		October 31, 2003
		Accumulated	Net Book
	Cost	Amortization	Value

Software	$81,198	$37,176	$44,022

Automotive equipment	$53,077	$38,832	$14,244
Computer equipment	121,723	103,281	18,442
Furniture and fixtures	104,472	71,610	32,862
Leasehold improvements	385,399	355,704	29,695
Other equipment	87,574	50,212	37,362
Production equipment and moulds	1,105,466	581,239	524,227
Total property, plant and equipment	$1,857,712	$1,200,879	$656,833

F 7

Notes to the Consolidated Financial Statements October 31, 2003

		April 30, 2003
		Accumulated	Net Book
	Cost	Amortization	Value

Software	$31,584	$26,850	$4,734

Automotive equipment	$48,826	$33,411	$15,415
Computer equipment	111,975	92,015	19,960
Furniture and fixtures	172,845	62,516	110,329
Leasehold improvements	354,533	311,108	43,425
Other equipment	69,967	42,372	27,595
Production equipment and moulds	974,562	509,306	465,256
Total Property, plant and equipment	$1,732,708	$1,050,728	$681,980

7.	Accounts payable
		October 31	April 30
		2003	2003
	Trade payables	$1,363,563	$945,486
	Other payables	248,412	107,610
	Total	$1,611,975	$1,053,096

8.	Due to related parties Amounts due to related parties are advances made by the directors of the Company and have no stated terms of repayment.
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
11.
Share capital
The Company issued a total of 1,635,140 shares and 1,470,704 share purchase warrants during the six month period ended October 31, 2003 to investors for private placements and to consultants for stock-based compensation. During this period, 260,000 share purchase warrants were exercised.

F 8

Notes to the Consolidated Financial Statements October 31, 2003

12.
Revenue
In August 2003, the Company entered into a licensing agreement with a retailer to operate the three remaining corporate retail stores. In return the company received approximately $81,000 for the sale of the store assets and $37,000 as a one-time licensing fee. Revenue in the prior year included one-time licensing fees of approximately $65,000 from an agreement with the former licensee of the retail stores. This agreement was in effect from July 2002 until April 2003.

13.
Subsequent events
On November 19, 2003, House of Brussels Chocolates (USA), Ltd. (“HOBC (USA)”), a newly formed wholly owned subsidiary of the Company, entered into a Purchase Agreement with The Candy Jar, Inc., a California corporation, whereby HOBC (USA) purchased certain assets for our business of manufacturing and retailing gourmet chocolate products. In exchange for the purchased assets, HOBC (USA) agreed to a purchase price of $233,820 cash and 200,000 shares of restricted shares of the Company.

14.	Recently issued accounting pronouncements Recently issued accounting pronouncements will have no significant impact on the Company and its reporting methods.

F 9

Supplemental Statement of Expenses (expressed in U.S. dollars)

	FOR THE SIX MONTHS		FOR THE THREE MONTHS
	ENDED OCTOBER 31		ENDED OCTOBER 31
	2003	2002	2003	2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Selling expenses
Bad debts	$17,547	(12,185)	$17,547	$752
Interest and bank fees	3,488	(368)	3,999	(368)
Office and miscellaneous	6,263	17,227	1,466	12,722
Promotion and advertising	128,075	30,972	55,250	16,227
Professional fees	-	-	(8,750)	-
Rent and utilities	74,759	129,119	21,895	49,797
Salaries, benefits and consulting fees	188,986	284,289	110,387	111,925
Travel and entertainment	32,837	25,371	19,686	14,118
	451,955	474,425	221,480	205,173

General and administrative expenses
Interest and bank fees	36,270	22,302	25,837	14,834
Office and miscellaneous	22,109	43,633	10,023	14,703
Promotion and advertising	-	3,492	-	2,960
Professional fees	147,240	69,337	39,443	30,336
Rent and utilities	9,879	19,161	6,061	15,850
Salaries, benefits and consulting fees	197,651	252,230	118,600	63,162
Travel and entertainment	3,351	13,346	1,702	1,217
Gain on write-off of long-term assets	-	(20,442)	-	208
	416,500	403,059	201,666	143,270

Total Selling, General and administrative expenses	$868,455	$877,484	$423,146	$348,443

The accompanying notes are an integral part of these financial statements

F 10

10-QSB October 31, 2003

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

We were originally incorporated under the laws of the State of Nevada on March 5, 1998 under the name “Green Fusion Corporation”. On May 6, 2002, we completed the acquisition of House of Brussels Holdings Ltd. (“House of Brussels Holdings”). House of Brussels Holdings is the sole shareholder of Brussels Chocolates. This acquisition was completed pursuant to a share purchase agreement with House of Brussels Holdings and its shareholders dated April 2, 2002. We issued 6,000,000 shares to the shareholders of House of Brussels Holdings in exchange for all of the issued and outstanding shares of House of Brussels Holdings. This acquisition was agreed to be effective as of May 1, 2002. In connection with this acquisition, we adopted the year-end of House of Brussels Holdings, which is April 30th, rather than continuing with our previous year-end, which was December 31st. In October 2003, we incorporated a wholly owned US subsidiary, House of Brussels Chocolates (USA) Ltd. (“HOBC USA”) to further our business development in the United States.

OUR BUSINESS

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

We sell our product to a diversified group of wholesalers. Large customers such as SLC (a company known for its spokesperson, Suzanne Somers) and Costco Wholesale now represent a significant portion of our revenue. We are focusing our marketing and sales efforts on large companies with the objective of reducing our overhead and administration expenses as a percentage of our revenues. However, this strategy, if successful, will make us more dependent on a few, large customers.

RECENT CORPORATE DEVELOPMENTS

Since taking over the management of Brussels Chocolates, we have restructured the organization, reducing overhead and production costs. A principal component of our restructuring was to close our retail stores in order to focus our business exclusively on the wholesale market. We are now concentrating on increasing the

10-QSB October 31, 2003

utilization of our production facility, on a year-round basis, by obtaining consistently large wholesale supply contracts. The objective of this focus is to enable us to operate at a higher rate of capacity usage and to avoid the historical cyclical revenue results that Brussels Chocolates has been subject to in the past. These historical cyclical revenue results have reflected peak sales of chocolate products during the Christmas, Valentines’ and Easter holiday periods. With our traditional client base and our production of the products for SLC, autumn and winter revenues will remain strong. Historically, premium chocolate sales have been weaker in the spring and summer months, underscoring our need to diversify our product set and manufacture chocolates that will increase our revenue during these slow periods.

Management has taken three important steps to provide the diversification and revenue required to meet our business objectives. First, we recently launched our Sonic The HedgehogTM candy bar, which is based on one of the most recognizable video game characters in the world. We originally signed an 18 month licensing agreement, expiring on December 31, 2004, with Sega Corporation, allowing us to manufacture and sell this candy bar anywhere in the world, in exchange for a royalty of 5% of sales. Management became concerned that, considering the significant amount of time invested in the development and marketing of this product, we would not have a sufficient time period remaining to benefit from the sales. Therefore, we negotiated a change to the licensing agreement with Sega. In exchange for an additional year extension (expiring December 31, 2005), our territory now consists of North and South America. To date, most sales efforts have been in North America. We believe that potential sales from these territories alone could exceed our current plant capacity.

Secondly, we are concentrating on expanding our No-Sugar-Added/Low-Carb product set. Consumers are learning that they can still reduce the amount of sugar they are ingesting without sacrificing taste. This new type of chocolate is growing at astounding rates, largely due to the popularity of such diets as the Atkins Diet TM. There is great interest in using the No-Sugar-Added/Low-Carb products to deliver dietary supplements, functional foods and pharmaceutical compounds to treat various medical conditions. We have formed a new committee of health care specialists to evaluate and identify key companies, personnel and products involved with new advances in utilizing chocolate as a highly palatable carrier for various compounds. These compounds span the spectrum from simple dietary supplements, to pharmaceutical compounds targeting specific types of medical conditions. The committee’s key goal will be to identify research projects and the people behind them, put a chocolate-based product around the project, and then attempt to push the product to commercialization. We anticipate major growth from this sector in the near future.

On November 19, 2003, we entered into a Purchase Agreement with The Candy Jar, Inc. (“Candy Jar”), a California corporation located in San Francisco, CA, whereby we purchased certain assets for our business of manufacturing and retailing gourmet chocolate products. The terms and conditions of the Purchase Agreement were the result of arm's length negotiations. We believe the transaction was favorable to us in view of the market value of the assets purchased and the payment terms, although no formal appraisal or fairness opinion was done. The assets were purchased by our newly formed subsidiary, HOBC USA. Upon completion of the transaction, a copy of the Purchase Agreement was filed with the SEC under Form 8-K dated November 24, 2003.

While we will continue to make the ultra-gourmet chocolate coated truffles made famous by The Candy Jar in San Francisco, we also have the ability for the San Francisco facility to manufacture all products currently manufactured at our Vancouver plant. With a few minor changes, we will also be able to manufacture The Candy Jar’s full line of chocolate coated truffles in Vancouver. This will provide us with increased flexibility in production scheduling and shipping to our many west coast customers, thereby reducing production and shipping costs in general.

Since The Candy Jar products are sold mostly under the Truffelinos trademark, Brussels Chocolates has also secured the rights to the Truffelinos name. Brussels Chocolates’ sales team intends to present representative products under the Truffelinos brand to long-standing Candy Jar customers such as Nordstrom, Williams-Sonoma, Macy’s and other high-end national retailers. Brussels Chocolates views this as an opportunity to

10-QSB October 31, 2003

quickly increase its client base. Additionally, Brussels Chocolates’ intent is to build on these existing relationships by introducing some of its own products to The Candy Jar’s current customers. Our sales focus will be to introduce high margin, cutting edge products such as No-Sugar-Added/Low-Carb chocolates and our new proprietary supplement bars.

As described previously, we scaled back our retail operations to three retail outlets, with one location scheduled to close on March 31, 2004, in conjunction with its lease expiry. All three locations are currently profitable and serve as good showcases for our products. In August of 2003, we sold the assets of all three stores and signed a license agreement with the purchaser to continue selling our products and operating the stores under the “House of Brussels Chocolates” name. We received a one-time license fee for this transaction. Management remains focused on the wholesale market, while still receiving the benefits associated with a local retail presence.

RESULTS OF OPERATIONS

Revenues

We achieved revenues in the amount of $1,342,551 for the six months ended October 31, 2003 compared to revenues of $1,302,681 for the six months ended October 31, 2002. Included in these revenue amounts are one-time licensing fees of approximately $37,000 for the six months ended October 31, 2003 and $65,000 for the six months ended October 31, 2002. This represents an increase of $39,870 or 3.1% in total revenue. Our revenues increased to $1,070,425 for the three months ended October 31, 2003 from $944,894 for the three months ended October 31, 2002, representing an increase of $125,531 or 13.3%.

Production for the Christmas season typically begins in early summer with the first shipments (and revenue recognition) occurring in early September. Even though booked orders for the Christmas season are higher this year in comparison to the previous year, many customers are taking shipment later in the season this year resulting in more of the revenue occurring in November (quarter 3) than in September and October (quarter 2). We also had lower than expected revenues in the first quarter of the year mainly due to the drop in tourism in Canada because of the “SARS” outbreak and the decline in the US dollar when compared to the Canadian dollar. Despite these circumstances our revenues were still up over last year. For Canadian-based revenue that was earned, the change in the US-Canadian exchange rate was a positive factor in raising the overall revenue amount as shown in our financial results.

Cost of Sales

Our cost of sales increased to $700,016, for the six months ended October 31, 2003, compared to cost of sales of $663,716 for the six months ended October 31, 2002, representing an increase of $36,300 or 5.5%. At the same time, our cost of sales decreased to $452,482 for the three months ended October 31, 2003 from $460,369 for the three months ended October 31, 2002, representing a decrease of $7,877 or 1.7%. The net result of a slight increase in both revenue and cost of sales for the six month period has resulted in a small decrease in gross profit margin of approximately 1%.

The decrease to our gross profit margin for the six months ended October 31, 2003 despite our efforts to reduce costs and increase of manufacturing efficiency was mainly attributable to three factors. First, the higher one time licensing fees included in revenue in the previous year do not carry an associated cost with them. Second, the higher ratio of fixed overhead costs within cost of sales (such as factory rent and utilities) compared to total cost of sales in the previous year. An agreement with the former shareholders of Brussels Chocolates (who were also landlords of our rented premises at that time) had provided for several months of free rent of our manufacturing facility to assist us in our efforts to regain financial stability after the purchase of Brussels Chocolates. However, the major factor was the change in the US-Canadian exchange rate. While the decrease in the value of the US

10-QSB October 31, 2003

dollar when compared to the Canadian dollar had a positive effect on the revenue, it had the opposite effect on the cost of sales. Certain inventory items that are not always readily available were purchased when available in the winter of 2003 and when the exchange rate was one US dollar for every 1.64 Canadian dollar. These items have now been used in production and the resulting finished goods have been sold. For a large portion of the current fiscal year, the exchange rate has been in the 1.31 to 1.33 range, which results in approximately a 20% increase in costs.

Operating Expenses

Our operating expenses, net of amortization, decreased to $868,456 for the six months ended October 31, 2003, compared to $877,484 for the six months ended October 31, 2002, representing a decrease of $9,028 or 1%. For the three months ended October 31, 2003, operating expenses increased by $74,703 (21.4%) to $423,146 ($348,443 – October 31, 2002).

Our selling expenses decreased to $451,955 for the six months ended October 31, 2003, compared to $474,425 for the six months ended October 31, 2002, representing a decrease of $22,470 or 4.7%. For the three months ended October 31, 2003, selling expenses increased by $16,307 (7.9%) to $221,480 ($205,173 – October 31, 2002). Generally, all selling expenses decreased this period when compared to the same period last year. Bad debts was one exception. Most notably was the reduction in salaries and consulting fees from $284,289 (October 31, 2002) to $188,986 (October 31, 2003), and decrease of 33.5% or $95,303. Last year we realized a recovery of bad debts during the first three months of fiscal 2003. This year we had a few smaller customers file for bankruptcy protection or go out of business and that had the effect of increasing bad debts to $17,547 in the current year from a recovery of $12,185 in the previous year, and change of $29,732. Other expenditures that increased this period related to the attendance of tradeshows and our sales efforts in the United States, resulting in higher promotion and travel expenses. These expenditures are a necessary part of our plan to target large, multi-location customers, thereby increasing production and reducing the overhead associated with a large number of sales to smaller customers. Promotion expenses increased by $97,103 (313%) to $128,075 (October 31, 2003) from $30,972 (October 31, 2002). Travel expenses were $32,837 at October 31, 2003, an increase of $19,686 (29.4%) over $25,371 of travel expenses that were incurred for the same period in the previous year.

Our general and administrative expenses increased to $416,501 for the six months ended October 31, 2003, compared to $403,059 for the six months ended October 31, 2002, representing a increase of $13,442 or 3.3%. This increase is all attributable to the three months ended October 31, 2003, as the general and administrative expenses increased by $58,396 to $201,666, compared to $143,270 for the three months ended October 31, 2002. These increases in our general and administrative expenses are primarily attributable to increased professional and external consulting fees of $77,903 (October 31, 2003 - $147,240; October 31, 2002 - $69,337). These fees were incurred as we engaged public relation and general business consultants to assist us with our corporate development. Offsetting much of this cost was the large decrease in salaries to $197,651 for the six months ended October 31, 2003 from $252,230 (October 31, 2002), and change of $54,579 (21.6%).

Amortization on software has increased this year due to the installation of new manufacturing, financial and system software. Amortization on property, plant and equipment continues to decrease as the book value of these assets declines.

Loss

Our loss decreased to $290,269 for the six months ended October 31, 2003 from $311,235 for the six months ended October 31, 2002, representing a decrease of $20,966 or 6.7%. Our net income increased to $192,690 for the three months ended October 31, 2003 from $105,690 for the same period in the previous year, a difference of $86,740 or 81.9%.

10-QSB October 31, 2003

LIQUIDITY AND CAPITAL RESOURCES

Cash and Working Capital

We had positive working capital of $431,814 as of October 31, 2003, compared to positive working capital of $280,350 as of our fiscal year ended April 30, 2003. This continues our trend of steadily improved working capital. We had cash in the amount of $60,770 as of October 31, 2003, compared to cash in the amount of $56,364 as of April 30, 2003.

Our accounts receivable increased to $1,012,265 as of October 31, 2003, compared to $204,779 as of April 30, 2003 and are net of any doubtful accounts. This large increase in receivables is a result of the cyclical nature of our business and typical for this time of year ($994,207 – October 31, 2002).

Our inventory increased to $1,266,271 as of October 31, 2003, compared to $1,016,040 as of April 30, 2003. The end of this quarter occurs at the height of our production for the Christmas season, so we contain to carry high levels of raw material, packaging and finished goods.

Our accounts payable increased to $1,611,975 as of October 31, 2003, compared to $1,053,096 as of April 30, 2003. The increase in our accounts payable is attributable to our increased purchasing needed for production of our Christmas orders and our inability to pay for accounts payable from cash reserves. Even though our working capital is steadily improving, we are still reliant on obtaining favorable terms from our suppliers to help provide working capital to support the cyclical nature of our sales.

The loan payable from a company controlled by two shareholders of Brussels Chocolates is due in less than 12 months and is now classified as a current liability, compared to April 30, 2003, when it was classified as a long term liability.

Amounts borrowed from officers and directors of the Company (related parties) increased to $140,144 as at October 31, 2003 from $60,000 at April 30, 2003. These amounts were lent to the Company to provide much needed working capital for operations.

Financing of Business Operations

We financed our business operations during the past quarter primarily through cash generated from short-term loans, sales of our common stock and share purchase warrants, and through favorable credit terms from our suppliers. Cash used in operating activities decreased to $400,209 for the six months ended October 31, 2003 from $633,716 for the six months ended October 31, 2002. This cash used in operating activities was provided primarily from cash generated by increasing amounts owed to our suppliers. Cash generated by financing activities decreased to $641,201 for the six months ended October 31, 2003 from $2,233,0725 for the six months ended October 31, 2002. We obtained $127,986 of additional loans form our officers and directors and from our shareholders. We also received $526,545 from the issuance of our common shares and exercised share purchase warrants. In the prior year, most of the cash generated by financing activities came from the issuance of our common shares as part of the reverse takeover of House of Brussels Chocolates. We also financed the installation of a new manufacturing and financial system and purchased new manufacturing molds and equipment by increasing the amounts owed to our suppliers.

We are actively seeking other short-term and long-term financing to assist us in providing the necessary working capital to meet future production requirements and reduction in trade payables. Subsequent to the end of this quarter we raised $500,000 by issuing shares, but the Company is seeking more funding. Management has also incurred expenses on behalf of the Company and has deferred most of their salaries, commissions and fees for the past several months in order to assist in cash flow.

10-QSB October 31, 2003

ITEM 3.     CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2003, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Grant Petersen, and Chief Financial Officer, Mr. L. Evan Baergen. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal quarter ended October 31, 2003, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

PART II--OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

No material developments occurred in our previously disclosed legal proceedings.

10-QSB October 31, 2003

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

During our quarter ended October 31, 2003, we completed the following issuances of securities without registration to accredited investors pursuant to Rule 506 of Regulation D of the Securities Act of 1933. All securities issued were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

  528,265 units at a price of $0.55 per unit for total proceeds of $290,545 were issued to six investors between July 30, 2003 and September 30, 2003. Each unit was comprised of one share of common stock and one share purchase warrant. Each share purchase warrant entitled the holders to purchase one share of common stock at a price of $0.65 per share during the period from closing until dates ranging from July 30, 2004 to September 30, 2004. Commissions and fees of $5,000 were paid in connection with the offering. All sales were completed pursuant to Rule 506 of Regulation D of the Act to investors on the basis that the investors are “accredited investors”, as defined in Rule 501 of Regulation D. All securities issued were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

  27,778 shares of common stock at a price of $0.45 per share for proceeds of $12,500 were issued to an investor on September 10, 2003. No commissions or fees were paid in connection with the offering. All sales were completed pursuant to Rule 506 of Regulation D of the Act to investors on the basis that the investors are “accredited investors”, as defined in Rule 501 of Regulation D. All securities issued were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

  240,000 Share Purchase Warrants were issued pursuant to a Financial Consulting Agreement dated September 15, 2003. Each warrant entitles the holder to purchase one share of common stock at a price of $0.10 per share until May 3, 2008. The Warrant Certificate was endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

  During the quarter ended, these Share Purchase warrants were exercised in full for proceeds to the Company in the amount of US$24,000. We issued 240,000 shares of common stock, endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

  2,000 shares of common stock were issued pursuant to a Loan Agreement dated October 3, 2003. The shares were issued at a value of $0.55 per share. The share certificate issued was endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

  20,000 shares of common stock were issued pursuant to the partial exercise of Share Purchase Warrants issued in the previous quarter end. The share certificate issued was endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act. The warrants were exercisable at $0.65 per share; therefore the Company received proceeds in the amount of $13,000.

10-QSB October 31, 2003

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION.

On December 9, 2003, we accepted the resignation of Mr. Stephen Whittington as a director of our Company. Mr. Whittington resigned due to other business commitments.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS REQUIRED BY ITEM 601 OF FORM 8-K

Exhibit Number	Description of Exhibit

10.7	Amendment to Merchandise License Agreement between House of Brussels Chocolates Inc. and Sega of America, Inc. dated July 23,2003 (1)
10.8	Purchase Agreement between House of Brussels Chocolates (USA), Ltd. and The Candy Jar, Inc. dated November 19, 2003 (2)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB filed on September 12, 2003.
(2)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Current Report filed on November 25, 2003.
(3)	Filed as an Exhibit to this Quarterly Report on Form 10-QSB.

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended October 31, 2003. Subsequent to the quarter end, we filed a Current Report on Form 8-K on November 25, 2003 to report the Purchase Agreement between House of Brussels Chocolates (USA), Ltd. and The Candy Jar, Inc.

10-QSB October 31, 2003

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOUSE OF BRUSSELS CHOCOLATES INC.

Date:	December 12, 2003

By:	/s/ L. Evan Baergen
L. Evan Baergen, CA
President, Chief Financial Officer, Secretary, Treasurer and Director