Form 10QSB
period 2004-01-31
HOUSE OF BRUSSELS CHOCOLATES INC
filed 2004-03-16
CIK 1072367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2004

☐  TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission file number: 0-29213

HOUSE OF BRUSSELS CHOCOLATES INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	52-2202416
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

Suite 208, 750 Terminal Avenue, Vancouver, BC, Canada, V6A 2M5
(Address of principal executive offices)

(604) 713-8052
(Issuer’s telephone number)

____________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
23,195,561 Shares of $0.001 par value Common Stock outstanding as of March 3, 2004.

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

HOUSE OF BRUSSELS CHOCOLATES INC.

FORM 10-QSB
For The Quarter Ended January 31, 2004

FORM 10-QSB For the Quarter Ended January 31, 2004

PART I - FINANCIAL INFORMATION

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED JANUARY 31, 2004

Consolidated Balance Sheets as of January 31, 2004 and April 30, 2003 (expressed in U.S. dollars)

	JANUARY 31	APRIL 30
	2004	2003
	(unaudited)	(audited)

ASSETS
Current assets
Cash	$364,375	$56,364
Accounts receivable, net	609,511	204,779
Inventory	1,374,562	1,016,040
Prepaid expenses	152,839	144,872
Total current assets	2,501,287	1,422,055

Software	39,933	4,734
Property, plant and equipment, net	962,249	681,980
Other assets	102,544	16,906
	$3,606,013	$2,125,675

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$941,205	$1,053,096
Due to related parties	210,238	60,000
Loan payable	272,177	-
Current portion of obligations under capital lease	10,772	28,609
Total current liabilities	1,434,392	1,141,705

Long-term debt	-	214,713
	1,434,392	1,356,418

Capital stock
Authorized
60,000,000 common shares, $0.001 par value
4,000,000 preferred shares
Issued
22,922,834 (April 30, 2003 - 19,541,422 ) common shares	22,922	19,541
Additional paid-in capital	6,525,265	5,739,892
Warrants issued in connection with private placements	1,107,010	204,048
Accumulated other comprehensive income	334,237	332,626
Accumulated deficit	(5,817,813)	(5,526,850)
	2,171,621	769,257
	$3,606,013	$2,125,675

The accompanying notes are an integral part of these financial statements

Consolidated Statement of Operations for the Nine and Three Month Periods Ending January 31, 2004 and January 31, 2003 (expressed in U.S. dollars)

			FOR THE THREE MONTH
	FOR THE NINE MONTHS		PERIOD NOVEMBER 1 TO
	ENDED JANUARY 31		JANUARY 31
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Sales	$2,343,483	$2,330,800	$1,000,932	$1,028,119
Cost of sales, excluding amortization	1,511,022	1,240,144	811,006	576,428
Gross profit	832,461	1,090,656	189,926	451,691

Selling, general and administrative expenses	1,026,840	1,187,990	158,385	310,506
Amortization of software	12,090	1,043	4,379	319
Amortization of property, plant and equipment	84,494	101,493	27,857	29,501
	1,123,424	1,290,526	190,621	340,326

Net (loss) income	$(290,963)	$(199,870)	$(695)	$111,365

Weighted-average number of common shares	20,555,526	61,013,632	20,555,526	61,013,632
outstanding *
Basic and diluted loss per share	$(0.01)	$0.00	$0.00	$0.00

*	The prior period weighted-average number of common shares outstanding is calculated before giving effect to a 1-for-5 reverse split of the Company's common shares that occurred on March 5, 2003

The accompanying notes are an integral part of these financial statements

Consolidated Statement of Changes in Shareholders' Equity for the Period from April 30, 2003 to January 31, 2004 (expressed in U.S. dollars)

							ACCUMU-
							LATED
				WARRANTS ISSUED IN			OTHER
	COMMON STOCK		ADDITIONAL	CONNECTION WITH			COMPREHEN-	SHARE-
			PAID IN	PRIVATE PLACEMENTS			SIVE	HOLDERS'
	SHARES	AMOUNT	CAPITAL	WARRANTS	AMOUNT	DEFICIT	INCOME	EQUITY

Balance – April 30, 2003 (audited)	19,541,422	$19,541	$5,739,892	6,550,790	$204,048	$(5,526,850)	$332,626	$769,257

Expired share purchase warrants				(280,000)
Stock-based compensation - May 1, 2003
in exchange for services @$0.394/share	22,775	23	8,950					8,973
Stock-based compensation - May 3, 2003
in exchange for services @$0.20/unit	200,000	200	(163,592)	800,000	203,392			40,000
Stock-based compensation - May 15, 2003
in exchange for services @$0.10/share	171,883	172	17,016					17,188
Stock-based compensation - May 15, 2003
in exchange for services @$0.10/unit	74,256	74	(5,063)	74,256	12,415			7,426
Private Placements #110-112; 114- 115,
June & July, 2003 @ $.55/unit	348,183	348	90,902	348,183	100,250			191,500
Private Placements #113, 117-122,
Sep & Oct 2003 @$.55/unit	528,265	528	57,367	528,265	227,650			285,545
Private Placement #116 - Sep 10, 2003
@$.45/unit	27,778	28	12,472					12,500
Warrants issued in exchange for services -
Sep 15, 2003 @$.10/warrant			(24,000)	240,000	24,000
Stock-based compensation - Oct 3, 2003
in exchange for finance fee @$0.55/share	2,000	2	1,098					1,100
Warrant exercise - Oct 24, 2003 @$.10/share	240,000	240	47,760	(240,000)	(24,000)			24,000
Warrant exercise - Oct 24, 2003 @$.65/share	20,000	20	18,738	(20,000)	(5,758)			13,000
Private Placements #123-125 , Nov 2003
and January 2004 @ $.55 unit	1,064,454	1,064	113,633	912,454	421,033			535,730
Private Placement #126 - Jan 30, 2004	200,000	200	183,300					183,500
Warrant exercise - Jan 29, 2004 @$.65/share	181,818	182	196,351	(181,818)	(78,352)			118,181
Warrant exercise - Jan 29, 2004 @$.30/share	100,000	100	30,640	(100,000)	(740)			30,000

The accompanying notes are an integral part of these financial statements

Consolidated Statement of Changes in Shareholders' Equity for the Period from April 30, 2003 to January 31, 2004 (expressed in U.S. dollars)

							ACCUMU-
							LATED
				WARRANTS ISSUED IN			OTHER
	COMMON STOCK		ADDITIONAL	CONNECTION WITH			COMPREHEN-	SHARE-
			PAID IN	PRIVATE PLACEMENTS			SIVE	HOLDERS'
	SHARES	AMOUNT	CAPITAL	WARRANTS	AMOUNT	DEFICIT	INCOME	EQUITY

Stock-based compensation - Jan 1, 2004
Executive signing bonus -
warrants @ $.99/share				50,000	23,072			23,072
Stock issued in partial payment
for the purchase of
"The Candy Jar"	200,000	200	199,800					200,000
Expired share purchase warrants				(266,250)
Foreign currency translation adjustment							1,611	1,611
Loss for the period						(290,963)		(290,963)
Comprehensive loss								(289,352)
Balance – January 31, 2004 (unaudited)	22,922,834	$22,922	$6,525,265	8,415,880	$1,107,010	$(5,817,813)	$334,237	$2,171,621

The accompanying notes are an integral part of these financial statements

Consolidated Statement of Cash Flows for the Nine and Three Month Periods Ending January 31, 2004 and January 31, 2003 (expressed in U.S. dollars)

			FOR THE THREE MONTH
	FOR THE NINE MONTHS		PERIOD NOVEMBER 1 TO
	ENDED JANUARY 31		JANUARY 31
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income for the period	$(290,963)	$(199,870)	$(695)	$111,365
Adjustments to reconcile net loss for the period to net cash used in operating activities
Amortization of software	12,090	1,043	4,379	319
Amortization of property and equipment	84,494	101,493	27,857	29,501
Gain on disposal of assets	-	(20,447)	-	(5)
Common stock issued for payment of fees	97,759	81,712	23,072	81,712
Common stock issued for partial payment of "The Candy Jar"	200,000		200,000	-
Changes in non-cash working capital items
Accounts receivable	(396,352)	(463,645)	376,410	344,526
Inventory	(281,197)	(248,071)	(121,494)	(121,236)
Prepaid expenses	3,994	(68,288)	(16,047)	24,110
Other assets	(87,685)	(15,448)	(86,357)	(1)
Accounts payable and accrued liabilities	(14,845)	153,817	(677,707)	(343,743)
Unearned revenue	-	-	(1,914)	(170,536)
	(672,705)	(677,704)	(272,496)	(43,988)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayments of) loans	40,727	(273,517)	(7,423)	(85,070)
Proceeds from (repayments to) related parties	148,469	(160,170)	68,633	(180,228)
Proceeds from long term debt	-	53,268	-	53,268
Stock subscriptions received	-	75,000	-	(39,500)
Repayments of obligations under capital lease	(20,620)	(61,153)	(7,290)	(19,970)
Proceeds from issuance of convertible securities	30,000	1,258,622	30,000	1,258,622
Proceeds from issuance of common shares	1,363,957	121,500	837,412	(2,206,644)
	1,562,533	1,013,550	921,332	(1,219,522)
CASH FLOWS FROM INVESTING ACTIVITIES				-
Purchase of (proceeds from disposal of) property and equipment	(353,742)	122,322	(333,563)	5,481
Proceeds from common shares for purchase of subsidiary	-	1,505,317	-	1,505,317
Change in accumulated deficit from acquisition of subsidiary	-	(1,871,334)	-	-
	(353,742)	(243,695)	(333,563)	1,510,798
Foreign exchange effect on cash	(228,075)	(77,818)	(11,668)	(67,292)

Increase (decrease) in cash and cash equivalents	$308,011	$14,333	$303,605	$179,996
Cash and cash equivalents, beginning of the period	56,364	8,444	60,770	(157,219)

Cash and cash equivalents, end of the period	$364,375	$22,777	$364,375	$22,777

The accompanying notes are an integral part of these financial statements

Consolidated Statement of Cash Flows for the Nine and Three Month Periods Ending January 31, 2004 and January 31, 2003 (expressed in U.S. dollars)

FOR THE THREE MONTH
	FOR THE NINE MONTHS		PERIOD NOVEMBER 1 TO
	ENDED JANUARY 31		JANUARY 31
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
SUPPLEMENTAL CASH FLOW INFORMATION	$-	$-	$-	$-
Cash paid for income taxes	-	-	-	-
Cash paid for interest
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING
ACTIVITIES	-	-	-	-

The accompanying notes are an integral part of these financial statements

Notes to the Consolidated Financial Statements for the Quarter Ended January 31, 2004 (expressed in U.S. dollars)

1.

General
 On March 4, 2003, Green Fusion Corporation changed its name to House of Brussels Chocolates Inc. and now trades under the symbol of HBSL on the OTC Bulletin Board. House of Brussels Chocolates Inc. was incorporated on March 5, 1998 in the State of Nevada. Effective May 1, 2002, the Company acquired all of the issued and outstanding shares of House of Brussels Holdings Ltd., which owns and operates Brussels Chocolates Ltd. (collectively referred to as “Brussels Chocolates”). Brussels Chocolates is a manufacturer and wholesaler of premium Belgium-style chocolates. On May 10, 2002, the Company also acquired all of the issued and outstanding shares of GFC Ventures Corp., a company that had been supplying management services to House of Brussels Chocolates Inc. and had facilitated the purchase of House of Brussels Holdings Ltd. by the Company. In October 2003, the Company formed a wholly owned US subsidiary to further its business development in the United States. On November 19, 2003, House of Brussels Chocolates (USA), Ltd. (“HOBC (USA)”), the newly formed wholly owned subsidiary of the Company, purchased certain assets of The Candy Jar, Inc., a California corporation which manufactured and retailed ultra gourmet chocolate products. In exchange for the purchased assets, HOBC (USA) agreed to a purchase price of $233,820 cash and 200,000 shares of restricted stock of the Company.

Basis of presentation
The accompanying consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States for interim financial information. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company’s management, the unaudited consolidated financial statements contain all adjustments necessary (consisting of normal recurring adjustments) for a fair presentation of the financial position as at January 31, 2004 and the results of operations for the periods then ended. For further information, refer to the financial statements and notes thereto included in the Company’s Form 10-KSB for the year ended April 30, 2003. These consolidated financial statements include the accounts of House of Brussels Chocolates Inc. and its legal subsidiaries and all significant intercompany accounts and transactions have been eliminated on consolidation.

2.	Significant accounting policies

	a)	Accounts receivable are primarily the result of sales to wholesale customers and are net of any doubtful accounts.

	b)	Inventory and packaging supplies are valued at the lower of cost on a first in first out basis, or net realizable value.

	c)	Amortization on Software and Property, Plant and Equipment is calculated using the following annual rates:

Category	Rate	Method
Automotive equipment	30%	Diminishing balance
Computer equipment and software	30%	Diminishing balance
Furniture and fixtures	20%	Diminishing balance
Other equipment	20%	Diminishing balance
Production equipment and moulds	10%	Diminishing balance & straight line
Leasehold improvements	5 years	Straight-line

In the event facts and circumstances indicate the carrying value of capital assets may be impaired, an evaluation of recoverability is performed. If an evaluation is required, the estimated future undiscounted cash flow associated with the asset is compared to the asset's carrying amount to determine if a write-down to market or discounted cash flow is required.

d)	Revenue is recognized upon delivery of product. One-time licensing fees are non-refundable and are recognized when received.

e)	Recently issued accounting pronouncements will have no significant impact on the Company and its reporting methods.

Notes to the Consolidated Financial Statements for the Quarter Ended January 31, 2004 (expressed in U.S. dollars)

3.	Accounts receivable

		January 31	April 30
		2004	2003
	Trade receivables, net of doubtful accounts	$502,676	$161,738
	Other receivables	106,835	43,041
	Total	$609,511	$204,779

4.	Inventory

		January 31	April 30
		2004	2003
	Finished goods	$453,870	$279,978
	Unpackaged finished goods	67,554	62,292
	Packaging material	464,563	267,545
	Raw material	288,226	307,379
	Development costs	100,349	98,846
	Total	$1,374,562	$1,016,040

5.	Prepaid expenses

		January 31	April 30
		2004	2003
	Travel advances and miscellaneous	$39,627	$13,869
	Prepaid consulting fees	17,500	35,000
	Due from related party	-	45,021
	Deposits, promotions and royalties	70,769	46,331
	Insurance	24,943	4,651
		$152,839	$144,872

6.	Fixed assets

	January 31, 2004
		Accumulated	Net Book
	Cost	Amortization	Value

Software	$80,817	$40,884	$39,933

Automotive equipment	$52,828	$39,902	$12,926
Computer equipment	131,448	106,733	24,715
Furniture and fixtures	103,983	73,092	30,891
Leasehold improvements	383,596	355,682	27,914
Other equipment	87,165	51,906	35,259
Production equipment and moulds	1,430,293	599,749	830,544
Total property, plant and equipment	$2,189,313	$1,227,064	$962,249

Notes to the Consolidated Financial Statements for the Quarter Ended January 31, 2004 (expressed in U.S. dollars)

		April 30, 2003
			Accumulated	Net Book
		Cost	Amortization	Value

	Software	$31,584	$26,850	$4,734

	Automotive equipment	$48,826	$33,411	$15,415
	Computer equipment	111,975	92,015	19,960
	Furniture and fixtures	172,845	62,516	110,329
	Leasehold improvements	354,533	311,108	43,425
	Other equipment	69,967	42,372	27,595
	Production equipment and moulds	974,562	509,306	465,256
	Total Property, plant and equipment	$1,732,708	$1,050,728	$681,980

7.	Accounts payable

	January 31	April 30
	2004	2003
Trade payables	$574,199	$945,486
Other payables	367,006	107,610
Total	$941,205	$1,053,096

8.	Due to related parties Amounts due to related parties are advances made by the directors, or past directors, of the Company and have no stated terms of repayment.

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

11.
Share capital
The Company issued a total of 3,381,412 shares during the nine month period ended January 31, 2004. During the same nine month period, 2,953,158 share purchase warrants were issued, 546,250 warrants expired and 541,818 warrants were exercised for a net increase in warrants of 1,865,090. Shares and warrants were issued to investors for private placements and to consultants for stock-based compensation.

Notes to the Consolidated Financial Statements for the Quarter Ended January 31, 2004 (expressed in U.S. dollars)

12.
Subsequent events
In February, 2004, a subsidiary company named ChocoMed, Inc. was incorporated to serve as an umbrella company for House of Brussels, with the purpose of investigating the use of chocolate as a carrier for dietary supplements, functional foods and pharmaceutical compounds to treat various medical conditions. Also, a Medical Advisory Board has been formed to provide guidance to House of Brussels management as we continue to explore new opportunities.

Supplemental Statement of Expenses for the Nine and Three Month Periods Ended January 31, 2004 and 2003 (expressed in U.S. dollars)

			FOR THE THREE MONTH
	FOR THE NINE MONTHS		PERIOD NOVEMBER 1 TO
	ENDED JANUARY 31		JANUARY 31
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Selling expenses
Bad debts	$17,928	(10,268)	$381	$1,917
Interest and bank fees	5,400	(687)	1,912	(319)
Office and miscellaneous	7,437	2,175	1,174	(15,052)
Promotion and advertising	177,215	65,944	49,140	34,972
Rent and utilities	102,652	135,491	27,893	6,372
Salaries, benefits and consulting fees	257,668	403,724	68,682	119,435
Travel and entertainment	72,521	55,764	39,684	30,393
	640,821	652,143	188,866	177,718

General and administrative expenses
Interest, bank fees and foreign exchange	(29,243)	30,321	(65,513)	8,019
Office and miscellaneous	34,575	37,693	12,466	(5,940)
Promotion and advertising	-	3,837	-	345
Professional fees	130,909	110,343	(16,331)	41,006
Rent and utilities	15,924	28,151	6,045	8,990
Salaries, benefits and consulting fees	225,114	314,753	27,463	62,523
Travel and entertainment	8,740	31,196	5,389	17,850
Gain on write-off of long-term assets	-	(20,447)	-	(5)
	386,019	535,847	(30,481)	132,788

Total selling, general and administrative expenses	$1,026,840	$1,187,990	$158,385	$310,506

FORM 10-QSB For the Quarter Ended January 31, 2004

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CORPORATE HISTORY

House of Brussels Chocolates Inc. (“We”, the “Company” or “House of Brussels”) owns and operates Brussels Chocolates Ltd. (Brussels Chocolates) and House of Brussels Chocolates (USA) Ltd. (“HOBC USA”). We are a premier manufacturer and distributor of gourmet chocolate products in Canada, the United States and overseas. HOBC USA, then “The Candy Jar, Inc.,” began manufacturing chocolates at its San Francisco based facilities in 1977. Brussels Chocolates began operations and production at its Vancouver facilities in 1983. Both manufacturers enjoy reputations synonymous with high-quality gourmet Belgian chocolates.

We were originally incorporated under the laws of the State of Nevada on March 5, 1998 under the name “Green Fusion Corporation”. On May 6, 2002, we completed the acquisition of House of Brussels Holdings Ltd. (“House of Brussels Holdings”). House of Brussels Holdings was the sole shareholder of Brussels Chocolates. This acquisition was completed pursuant to a share purchase agreement with House of Brussels Holdings and its shareholders dated April 2, 2002. We issued 6,000,000 shares to the shareholders of House of Brussels Holdings in exchange for all of the issued and outstanding shares of House of Brussels Holdings. This acquisition became effective as of May 1, 2002. In connection with this acquisition, we changed our fiscal year-end from December 31st to April 30th. In October 2003, we incorporated our wholly owned US subsidiary, HOBC USA, to further business development in the United States. In November 2003, HOBC USA acquired the manufacturing equipment and business assets of The Candy Jar, Inc. of San Francisco, CA. We issued 200,000 shares to the shareholders of The Candy Jar, Inc. in connection with the transaction. In February 2004, we incorporated a wholly owned US subsidiary, ChocoMed, Inc. (“ChocoMed”) to act as an umbrella company to house our interest in investigating the use of chocolate as a carrier for dietary supplements, functional foods and pharmaceutical compounds to treat various medical conditions.

OUR BUSINESS

House of Brussels is a premier manufacturer and distributor of gourmet chocolate products. We distribute our products through licensed retail outlets and a worldwide wholesale network. We offer a full line of premier quality, Belgian chocolates made with high-grade chocolate and other quality ingredients.

Our signature product is the chocolate hedgehog, which marries the traditional Belgian symbol of good luck (i.e., the hedgehog) with taste (i.e., chocolate) for a strong customer appeal. Even though many of House of Brussels’ products are based on its signature hedgehog, including the recently released Sonic The Hedgehog® chocolate bar – under license from SEGA® of America, Inc., our future sales growth is directed towards emerging market trends. In addition to a broad spectrum of products in the Gourmet and Ultra-Gourmet categories, House of Brussels now manufactures no-sugar-added/low-carbohydrate products and several nutritional supplement bars.

We manufacture all of our chocolate products in-house at our manufacturing facilities in Vancouver, BC, Canada and San Francisco, CA. Both of these facilities currently operate under capacity, and thus provide ample production capabilities to support our planned ramp up in sales and operations.

We sell our products to a diversified group of wholesalers. Large customers such as SLC Sweets (a company known for its spokesperson, Suzanne Somers), Nordstrom and Costco now represent a significant portion of our revenue. We continue to focus our marketing and sales efforts on large companies with the objective of reducing our overhead and administration

FORM 10-QSB For the Quarter Ended January 31, 2004

expenses as a percentage of our revenues. However, this strategy, if successful, will make us more dependent on a few, large customers.

RECENT CORPORATE DEVELOPMENTS

Since our acquisition of Brussels Chocolates, we have restructured the organization by reducing overhead and staff, eliminating retail operations and simplifying and updating product lines. A principal component of our restructuring was to close our retail stores in order to focus our business exclusively on the wholesale market. We are now concentrating on increasing the utilization of our production facility, on a year-round basis, by obtaining consistently large wholesale supply contracts. The objective of this focus is to enable us to operate at a higher rate of capacity usage and to avoid the historical cyclical revenue results that Brussels Chocolates has been subject to in the past. These historical cyclical revenue results have reflected peak sales of chocolate products during the Christmas, Valentines’ and Easter holiday periods. Historically, premium chocolate sales have been weaker in the spring and summer months underscoring our need to diversify our product offerings and manufacture chocolates that will increase our revenue during these slow periods.

As planned, we have scaled back our retail operations to three outlet stores, one of which is scheduled for closure on March 31, 2004, in conjunction with its lease expiry. All three locations are currently profitable and serve as good showcases for our products. In August 2003, we sold the assets of all three stores and signed a license agreement with the purchaser to continue selling our products and operating the stores under the “House of Brussels Chocolates” name. We received a onetime license fee for this transaction. Management remains focused on the wholesale market, while we continue to receive the benefits associated with a local retail presence.

Our management has taken three important steps to provide the diversification and revenue required to meet our business objectives. First, we recently launched our Sonic The HedgehogTM candy bar, which is based on one of the most recognizable video game character in the world. We originally signed an 18-month licensing agreement, expiring on December 31, 2004, with Sega Corporation, allowing us to manufacture and sell this candy bar anywhere in the world. In exchange for this right, we granted Sega a royalty of 5% of any sales of this product. In subsequent negotiations, we have extended our license period with Sega through December 31, 2005 and narrowed our license territories to North and South America. To date, most sales efforts have been in North America.

Secondly, we are concentrating on expanding our No-Sugar-Added/Low-Carb product set. Consumers are learning that they can still reduce the amount of sugar they are ingesting without sacrificing taste. This new type of chocolate is enjoying substantial growth, largely due to the popularity of such diets as the Atkins Diet TM. Additionally, there is great interest in using the No-Sugar-Added/Low-Carb products to deliver dietary supplements, functional foods and pharmaceutical compounds to treat various medical conditions.

Lastly, during November 2003 we formed and expanded (February 2004) a Medical Advisory Board consisting of health care specialists with a goal to evaluate and identify key companies, personnel and products involved with new advances in utilizing chocolate as a highly palatable carrier for various compounds. These compounds span the spectrum from simple dietary supplements, to pharmaceutical compounds targeting specific types of medical conditions. The board intends to identify research projects and supporting personnel to facilitate the manufacture and commercialization of these products. We incorporated a wholly owned subsidiary, ChocoMed, Inc., in February, 2004 to manage the business opportunities we anticipate from this sector.

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

FORM 10-QSB For the Quarter Ended January 31, 2004

payment terms, although no formal appraisal or fairness opinion was done. The assets were purchased by our newly formed subsidiary, HOBC USA. Upon completion of the transaction, a copy of the Purchase Agreement was filed with the SEC under Form 8-K dated November 24, 2003.

We primarily manufacture the ultra-gourmet chocolate coated truffles made famous by the Candy Jar at our San Francisco facility. Additionally, this facility has the capability to produce all products currently manufactured in our Vancouver plant. With minor changes, we will also be able to manufacture HOBC USA’s full line of chocolates in Vancouver. This provides us increased flexibility in production scheduling and shipping to our west coast customers, thereby reducing production and shipping costs in general.

Since HOBC USA’s products are sold primarily under the Truffelinos trademark, Brussels Chocolates has also secured the rights to the Truffelinos name. Brussels Chocolates’ sales team is making sales proposals and presentations to long-standing Candy Jar customers such as Nordstrom, Williams-Sonoma, Macy’s and other high-end national retailers in an effort to increase sales. We view this as an opportunity to quickly increase Brussels Chocolate’s client base and introduce a broader line of products for distribution through these large customers.

Continuing sales initiatives include introducing high margin, cutting edge products such as No-Sugar-Added/Low-Carb chocolates and our new proprietary supplement bars to existing and newer clients.

RESULTS OF OPERATIONS

Revenues

We generated $2,343,483 and $2,330,800 in sales revenues for the nine months periods ended January 31, 2004 and January 31, 2003, respectively. This increase of $12,683 represents a 0.6% growth in total revenue for the fiscal year to date. Our revenues for the three month periods ended January 31, 2004 and January 31, 2003 were $1,000,932 and $1,028,119, respectively. A decrease of $27,187, representing a decline of 2.6% in total revenue for this fiscal quarter when compared to the same fiscal quarter in the prior year. Included in this period’s revenues are revenues from the plant in San Francisco. Revenues from the San Francisco operations for the period from November 19, 2003 to January 31, 2004 totaled over $162,000.

Management believes fiscal year-to-date revenues might have been higher except for the negative first fiscal quarter impact in Canadian revenues resulting from the “SARS” outbreak. The “SARS” outbreak impacted many industries and although the outbreak occurred early in the year, its effects are still felt today. In addition, revenues for the fiscal quarter ended January 31, 2004 were negatively affected by a decrease in sales to SLC Sweets. Overall, we believe the stability in our earnings between comparative periods reflects positively upon the quality of our products, and our ability to maintain current customers while awaiting completion of longer sales cycles associated with our large customer focus.

Cost of Sales

Our cost of sales increased to $1,511,022, for the nine month period ended January 31, 2004, as compared to cost of sales of $1,240,144 for the nine months ended January 31, 2003. This increase was $270,878 or 21.8%. Our cost of sales for the three month periods ended January 31, 2004 and January 31, 2003 were $811,006 and $576,428, respectively, an increase of $234,578 or 40.7%. The net result of the changes in both revenue and cost of sales for the nine month period resulted in a comparative decrease in our gross margin ratios of approximately 11.2%. The comparative decrease in gross margin ratios for the three month periods was 25%.

FORM 10-QSB For the Quarter Ended January 31, 2004

Despite our efforts to reduce costs and increase manufacturing efficiency, our gross profit margin decreased comparatively for both the nine and three month periods ended January 31, 2004. This decline can be attributed to several factors. First, during the previous fiscal year, higher one time licensing fees were included in revenue. Such fees do not carry an associated cost with them. Second, current year costs of sales include higher fixed overhead costs (such as factory rent and utilities) compared to total cost of sales in the previous year. In the prior year, an agreement with the former shareholders of Brussels Chocolates (who were also landlords of our rented premises at that time) provided several months free rent of our manufacturing facility following the purchase of Brussels Chocolates. Third, during this quarter we applied new productions standards to our raw inventory which resulted in an increase to cost of goods. Finally, higher than expected operating costs were incurred in our new plant in San Francisco. Steps are being implemented to reduce these costs for the next quarter.

Operating Expenses

Our total selling, general and administrative expenses, net of amortization, decreased to $1,026,840 for the nine months ended January 31, 2004, compared to $1,187,990 for the nine months ended January 31, 2003. This is a decrease of $161,150 or 13.6%. For the three months ended January 31, 2004, operating expenses decreased by $152,121 or 49% to $158,385 from $310,506 as at January 31, 2003.

Our selling expenses decreased to $640,821 for the nine months ended January 31, 2004, compared to $652,143 for the nine months ended January 31, 2003, a decrease of $11,322 or 1.7%. For the three months ended January 31, 2004, selling expenses increased by $11,148 or 6.2% to $188,866 when compared to selling expense of $177,718 for the same period in the prior year. Many selling expenses increased comparatively during the nine and three months periods, however, bad debts and salaries decreased more than proportionately. We reduced salaries and consulting fees for the nine month period from $403,724 (January 31, 2003) to $257,668 (January 31, 2004), a decrease of 36.2% or $146,056. This was a significant factor in keeping the sales costs low. Last fiscal year we experienced a recovery of bad debts during our first fiscal quarter. This recovery was significant enough to create a $10,268 gain on the settlement of bad debts. This year, however, we have normalized bad debts and incurred $17,928 in expense. We have also increased current year expenditures related to tradeshows and our sales efforts in the United States. These selling efforts have resulted in higher promotion and travel expenses. We believe these expenditures are a necessary part of our plan to target large, multi-location customers, increase production and reduce the overhead associated with a large number of sales to smaller customers. Promotion expenses increased by $111,271 (169%) for the nine month period, to $177,215 (January 31, 2004) from $65,944 (January 31, 2003). Travel expenses were $72,521 at January 31, 2004, an increase of $16,757 (30%) over $55,764 of travel expenses that were incurred for the same nine month period in the previous year.

Our general and administrative expenses decreased to $386,019 for the nine months ended January 31, 2004, compared to $535,847 for the nine months ended January 31, 2003, a decrease of $149,828 or 28%. This decrease can be attributed in part to the increase in value of the Canadian dollar and the resulting gain on foreign exchange. During this fiscal quarter, general and administrative expenses decreased by $163,269 to a recovery of $30,481 compared to $132,788 for the three months ended January 31, 2003. This decrease in our general and administrative expense is primarily attributable to decreases in salaries, benefits and consulting fees of $35,060 (January 31, 2004 - $27,463; January 31, 2003 - $62,523) and the gain on foreign exchange included in interest, bank fees and foreign exchange, which resulted in a total decrease in this item of $73,532 (January 31, 2004 – ($65,513); January 31, 2003 - $8,019). Also during this quarter we reversed an accrual for professional fees which were forgiven. This has resulted in a credit balance of $16,331 (January 31, 2003 $41,006) for the quarter.

FORM 10-QSB For the Quarter Ended January 31, 2004

Loss

As a result of the combined impact of the foregoing, our loss increased to $290,963 for the nine months ended January 31, 2004 from $199,870 for the nine months ended January 31, 2003, representing an increase of $91,093 or 45.6%. Our three month net loss of $695 is now compared to the net income of $111,365 for the same period in the previous year, a difference of $112,060 or 100.6%.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Working Capital

We had positive working capital of $1,066,895 as of January 31, 2004, compared to positive working capital of $280,350 as of our fiscal year ended April 30, 2003. This continues our trend of steadily improved working capital. We had cash in the amount of $364,375 as of January 31, 2004, compared to cash in the amount of $56,364 as of April 30, 2003.

Our accounts receivable increased to $609,511 as of January 31, 2004, ($666,598– January 31, 2003), compared to $204,779 as of April 30, 2003 and are net of any doubtful accounts. This large increase in receivables is a result of the cyclical nature of our business and the addition of $159,836 in accounts receivable from our new operations plant in San Francisco.

Our inventory increased to $1,374,562 as of January 31, 2004, compared to $1,016,040 as of April 30, 2003. The inventory amounts included in this quarter contain raw materials finished goods and packaging materials inventories from our San Francisco operations in the amount of $101,481.

Our accounts payable decreased to $941,205 as of January 31, 2004, compared to $1,053,096 as of April 30, 2003. The decrease in our accounts payable is attributable to our increased cash position and resulting payments to creditors. Even though our working capital is steadily improving, we are still reliant on obtaining favorable terms from our suppliers to help provide working capital to support the cyclical nature of our sales.

The loan payable from a company controlled by two shareholders of Brussels Chocolates is due in less than 4 months and is now classified as a current liability, compared to April 30, 2003, when it was classified as a long term liability.

Amounts borrowed from officers and directors of the Company (related parties) increased to $210,238 as at January 31, 2004 from $60,000 at April 30, 2003. These amounts were lent to the Company to provide working capital for operations.

Financing of Business Operations

We financed our business operations during the past quarter primarily through cash generated from collections of accounts receivable, sales of our common stock and share purchase warrants, and through favorable credit terms from our suppliers. Cash used in operating activities remained substantially unchanged for the nine month period as a whole. Cash generated by financing activities increased to $1,562,533 for the nine months ended January 31, 2004 from $1,013,550 for the nine months ended January 31, 2003. We obtained $148,469 of additional loans form our officers and directors and shareholders. We received $1,363,957 from the issuance of our common shares and exercised share purchase warrants. In the prior year, most of the cash generated by financing activities came from the issuance of our common shares as part of the reverse takeover of House of Brussels Chocolates. We are actively seeking other short-term and long-term financing to assist us in providing the necessary working capital to meet future production requirements and reduction in trade payables. Management has also incurred expenses on behalf of the Company and has deferred some of their salaries, commissions and fees for the past several months in order to assist in cash flow.

FORM 10-QSB For the Quarter Ended January 31, 2004

ITEM 3.      CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2004, that being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Grant Petersen, and Chief Operating Officer, Mr. John Veltheer. Based upon that evaluation, our Chief Executive Officer and Chief Operating Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Accounting Officer, to allow timely decisions regarding required disclosure.

During our most recently completed fiscal quarter ended January 31, 2004, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

(2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(3)
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

FORM 10-QSB For the Quarter Ended January 31, 2004

PART II--OTHER INFORMATION

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

During our quarter ended January 31, 2004, we completed the following transactions in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the "Act") as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. None of the transactions involved a public offering. We believe that each person had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risks of our securities. We believe that each person was knowledgeable about our operations and financial condition.

1.
1,064,454 units at a price of $0.55 per unit for total proceeds of $585,450 were issued to six investors in November, 2003. Each unit was comprised of one share of common stock and one share purchase warrant. Each share purchase warrant entitled the holders to purchase one share of common stock at a price of $0.65 per share during the period from closing until November, 2005. A fee of $49,720 was paid in connection with the offering. All sales were made to “accredited investors”, as that term is defined in Rule 501 of Regulation D of the Act.

2.
200,000 shares of common stock at a price of $1.00 per share were issued pursuant to the Purchase Agreement between HOBC (USA) and The Candy Jar, Inc. dated November 19, 2003. These shares are currently being held in escrow, pending the release of a lien held by Marble Bridge Funding Group, Inc., against the purchased assets of the Candy Jar, Inc. In the event the Marble Bridge Lien is not completely released to the satisfaction of HOBC (USA), within the 360-day escrow period, or in the event that HOBC (USA) becomes obligated for any liabilities of The Candy Jar, Inc., then the shares held in escrow shall be used as an offset by HOBC (USA) for such liabilities.

3.
200,000 shares at a price of $1.00 per share for total proceeds of $200,000 were issued to one investor in January 2004. A fee of $16,500 was paid in connection with the offering. All sales were made to a “accredited investor”, as that term is defined in Rule 501 of Regulation D of the Act.

4.
100,000 shares of common stock were issued pursuant to the exercise of Share Purchase Warrants. The warrants were exercisable at $0.30 per share; therefore the Company received proceeds in the amount of $30,000.

5.
181,818 shares of common stock were issued pursuant to the exercise of Share Purchase Warrants. The warrants were exercisable at $0.65 per share; therefore the Company received total proceeds of $118,181.

6.
50,000 Share Purchase Warrants were issued pursuant to a Sales Executive Agreement. The warrants are exercisable at a price of $0.99 per share. Each share purchase warrant entitles the holder to purchase one share of common stock at a price of $0.99 per share until January 1, 2005. No commissions or fees were paid in connection with the issuance.

OFF-BALANCE SHEET ARRANGEMENTS

None.

FORM 10-QSB For the Quarter Ended January 31, 2004

ITEM 5.      OTHER INFORMATION

On January 13, 2004, we accepted the resignation of Mr. L. Evan Baergen as President, Secretary/Treasurer and a director of our Company. Mr. Baergen resigned to pursue other business opportunities.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS REQUIRED BY ITEM 601 OF FORM 8-K

Exhibit Number	Description of Exhibit

10.7	Amendment to Merchandise License Agreement between House of Brussels Chocolates Inc. and Sega of America, Inc. dated July 23,2003 (1)
10.8	Purchase Agreement between House of Brussels Chocolates (USA), Ltd. and The Candy Jar, Inc. dated November 19, 2003 (2)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)
31.2	Certification of Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)
32.2	Certification of Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB filed on September 12, 2003.
(2)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Current Report filed on November 25, 2003.
(3)	Filed as an Exhibit to this Quarterly Report on Form 10-QSB.

REPORTS ON FORM 8-K

We filed a Current Report on Form 8-K on November 19, 2003 to report the Purchase Agreement between House of Brussels Chocolates (USA), Ltd. and The Candy Jar, Inc.

Subsequent to the quarter end, we filed the following Current Reports on Form 8-K:

On February 2, 2004, to report the resignation of Mr. L. Evan Baergen and the appointments of Mr. Richard Siemens and Dr. William Donovan to our Board of Directors.

On February 11, 2004, to report our attendance at the 2004 NIBA Conference in Las Vegas and the introduction of our current Business Development Plan.

FORM 10-QSB For the Quarter Ended January 31, 2004

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOUSE OF BRUSSELS CHOCOLATES INC.

Date:	March 15, 2004

By:	/s/ Grant Petersen
Grant Petersen
Chief Executive Officer, President and Director