Form 10KSB
period 2004-04-30
HOUSE OF BRUSSELS CHOCOLATES INC
filed 2004-07-29
CIK 1072367

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2004

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 0-29213

HOUSE OF BRUSSELS CHOCOLATES INC.
(Name of small business issuer in its charter)

NEVADA	52-2202416
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

One Riverway, Suite 1700, Houston, Texas, 77056
(Address of principal executive offices)

(713) 599-0800
(Issuer’s telephone number)

Securities registered under Section 12(g) of the Exchange Act: Common Stock, ($0.001 par value)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Issuer's revenues for its most recent fiscal year was $2,480,536

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within 60 days: $38,489,185 as of July 9, 2004

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 29,464,857 shares of common stock ($0.001 par value) outstanding as of July 9, 2004

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

1 of 33

HOUSE OF BRUSSELS CHOCOLATES INC.
ANNUAL REPORT ON FORM 10-KSB

2 of 33

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

FORWARD LOOKING STATEMENTS

The information contained in this Form 10-KSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties, including among other things, statements regarding the Company's capital needs, business strategy and expectations. Any statement which does not contain an historical fact may be deemed to be a forward-looking statement. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating forward looking statements, you should consider various factors, including the risk factors outlined below, and, from time to time, in other reports the Company files with the SEC. These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements.

OVERVIEW

House of Brussels Chocolates Inc. ("We", the "Company" or "House of Brussels") owns and operates Brussels Chocolates Ltd. and House of Brussels Chocolates (USA), Ltd. ("HOBC (USA)") (collectively referred to as "Brussels Chocolates") We are established manufacturers of gourmet quality chocolate products with plants in Vancouver and San Francisco. We have over 20 years experience in manufacturing and distributing high-end, chocolates. Our Company offers a full line of gourmet quality, Belgian chocolates, made from high-grade ingredients. Our award-winning products have a long history of customer acceptance and are manufactured to the strictest standards.

During the past two years, we undertook and completed a substantial transition in our business model. In early 2002, we primarily marketed our products directly to consumers through 13 high-end retail outlets. Based on our assessment of marketing costs and manufacturing capacity, we determined to redirect our efforts. Currently, we pursue "private labeling" and wholesale distribution customers exclusively. Further, we believe the acquisition of targeted business units can be accretive to our earnings and EPS. Consequently, from time-to-time, we investigate acquisitions which we believe will help consolidate and/or accelerate our growth.

Subsequent to April 30, 2004, we executed an agreement with Walgreens for the sale of private label chocolates using our "Truffelinos" and "Truffelinos Lite" trademarks. As part of the agreement, we transferred those trademarks to Walgreens and received a guarantee that Walgreens would purchase not less than $3,000,000 in product annually for a two (2) year period. Founded in 1901, Walgreens is a national retail pharmacy chain that is largely considered to be the leader in innovative drugstore retailing. Walgreens operates over 4,200 drugstores in 44 states and Puerto Rico. We project sales to Walgreens will substantially exceed the minimum guarantee. In addition, since year end, we have received significant purchase orders and commitments to purchase our products from a variety of large retailers including Costco Western Canada, Nordstroms, Laura Secord, Eckerds and KFM Foods International.

In response to a growing demand for our products, we have expanded our work force, begun double production shifts and allocated more manufacturing work to our larger, more efficient, equipment. As a result, we project our gross margins will increase as fixed and semi-variable costs are more readily absorbed and seasonal down times are minimized.

We generated a net loss of $3,767,000, or ($0.18) per share, for the year ended April 30, 2004. That loss resulted from a decline in our gross profit margin, and an escalation in our selling, general and administrative expense. Our gross margins were negatively impacted by nearly $1,000,000 in one-time costs incurred to adjust inventories, revenues, balance sheet liabilities and reserves to support our transition from chocolate retailer to wholesale chocolate manufacturer. The increase in our selling, general and administrative expense includes $1,760,000 in stock-based compensation. This compensation was expensed as a result of our timely transition to "fair market value" based accounting for stock options in accordance with "Statement of Financial Accounting Standard 148." In largest part, this compensation expense was incurred in connection with incentives granted to existing employees, and newly appointed officers and members of our Board of

3 of 33

Directors. We believe the costs and expenses incurred were appropriate and necessary to align the Company with future operational opportunities. Regardless of the foregoing, we would have still incurred a loss of nearly $1,000,000 from our operations during fiscal 2004. This portion of our loss is largely attributable to increases in selling expense related to business projected for recognition during fiscal year 2005, and unabsorbed plant costs (including idle-time) related to maintenance of manufacturing capacity during our fourth quarter seasonal production lull.

CORPORATE HISTORY

We originally incorporated under the laws of the State of Nevada on March 5, 1998 under the name "Green Fusion Corporation". On May 6, 2002 we completed the acquisition of House of Brussels Holdings Ltd. ("House of Brussels Holdings"). House of Brussels Holdings was the sole shareholder of Brussels Chocolates. This acquisition was completed pursuant to a share purchase agreement with House of Brussels Holdings and its shareholders dated April 2, 2002. We issued 6,000,000 (post-reverse split) shares to the shareholders of House of Brussels Holdings in exchange for all of the issued and outstanding shares of House of Brussels Holdings. This acquisition was agreed to be effective as of May 1, 2002. In connection with this acquisition, we adopted the April 30th year end of House of Brussels Holdings.

On May 10, 2002, we completed the acquisition of GFC Ventures Corp. ("GFC Ventures"), pursuant to an agreement originally dated June 26, 2001. GFC Ventures signed the letter of intent for the acquisition of Brussels Chocolates in June 2001 and has been engaged in the management of the business of House of Brussels Chocolates since that date. We issued an aggregate of 2,736,940 (post-reverse split) shares of our common stock in consideration of the acquisition of all of the outstanding shares of GFC Ventures.

In October 2003, the Company formed House of Brussels Chocolates (USA), Ltd. ("HOBC (USA)"), a wholly owned domestic subsidiary. On November 19, 2003, HOBC (USA), purchased certain assets of The Candy Jar, Inc., a California corporation which manufactured and retailed ultra gourmet chocolate products. In exchange for the purchased assets, HOBC (USA) agreed to pay $233,820 in cash and 200,000 shares of our restricted stock.

On June 8, 2004, we signed a Memorandum of Understanding with DeBas Chocolate Inc. ("DeBas") of Fresno, CA, wherein we stated our intent is to acquire DeBas for a combination of cash, stock and assumption of debt. Upon successful acquisition, DeBas will continue to operate independently as a wholly owned subsidiary of House of Brussels Chocolates Inc.

OUR BUSINESS DEVELOPMENT

Brussels Chocolates was founded in 1983 by a family of native Belgian chocolatiers. Using original moulds, recipes and traditional techniques from Belgium, they established a small production and retail outlet in an upscale neighborhood of Vancouver. Strong product acceptance resulted in the growth of retail outlets and the establishment of centralized manufacturing facilities. By December 2001, Brussels Chocolates had expanded to 13 retail outlets. While certain retail locations were profitable, many struggled to cover their cost of operation.

Our management acquired the operations of Brussels Chocolates early in 2002. Based on our assessment of marketing costs and manufacturing capacity, we determined to change its business model. Accordingly, we began efforts to expand wholesale marketing of our products and close unprofitable retail stores. We believe the cost to obtain and service new wholesale business is less than the cost to maintain new retail outlets and drive end-user traffic. We also believe that production for wholesale contracts better utilizes our manufacturing capacity. In this connection, we licensed the last two of our retail stores to an independent entrepreneur who sells our products and operates those stores under the "House of Brussels Chocolates" name. We received a one-time license fee in connection with this transaction and continue to receive the benefits associated with a local retail presence.

Currently, House of Brussels exclusively pursues wholesale customers. Our focus is concentrated on decreasing the effects of seasonality and increasing utilization of our production facility on a year-round basis. We believe this focus will enable us to operate at a higher rate of efficiency, decrease idle-time expense and better absorb fixed and semi-variable costs.

Our future sales growth is directed towards emerging market trends. In addition to Gourmet/Ultra-Gourmet products, we manufacture a complete line of no-sugar-added/low-carbohydrate chocolate bars and truffles. Consumers are learning they can reduce the amount of sugar they ingest without sacrificing taste. Largely, as a result of diets such as the "Atkins DietTM", our products in this area continue to gain market popularity.

4 of 33

We also recognize the growing interest in using no-sugar-added/low-carb products to deliver dietary supplements, functional foods and pharmaceutical compounds. To that end, we have formed a Medical Advisory Board consisting of health care specialists. Their goal is to identify and evaluate key companies, personnel and products involved with advancing the use of chocolate as a carrier for various compounds. These compounds span the spectrum from simple dietary supplements, to pharmaceutical compounds targeting specific types of medical conditions. Our advisory board intends to identify research projects and support personnel to facilitate the manufacture and commercialization of these compounds. We incorporated a wholly owned subsidiary, ChocoMed, Inc., in February 2004 to manage the business opportunities we anticipate from this sector.

During June 2004, our management visited Hong Kong and mainland China to investigate distribution opportunities and alternative sources for certain of our packaging supplies. Our products were generally well received and a variety of high-volume, low-cost packaging options were identified. Since returning from Asia, we have received verbal purchase commitments from at least one major distributor and anticipate some expansion of revenue opportunities in that market.

OUR PRODUCTS AND MARKETS

Our signature product is the chocolate hedgehog, which marries the traditional Belgian symbol of good luck (i.e., the hedgehog) with taste (i.e., chocolate) for a strong customer appeal. In addition to a broad spectrum of products in the Gourmet/Ultra-Gourmet category, Brussels Chocolates manufactures a complete line of no-sugar-added/low-carbohydrate chocolate bars and truffles. In addition to house brands, we create custom packaging, shaping and sizing as well as private labels for several major North American retailers including Suzanne Somers, Nordstrom and Walgreens.

Brussels Chocolates sells its high-quality Belgian chocolates through licensed retail outlets and through a wholesale network in Canada, the United States and overseas. Brussels Chocolates has been, and continues to be, a name synonymous with high quality gourmet Belgian chocolates at an affordable cost. Our clients represent a diversified group of wholesalers. Large customers such as Walgreens, Nordstrom and Costco now represent a significant portion of our revenue. We continue to focus our marketing and sales efforts on large companies with the objective of reducing our overhead and administration expenses as a percentage of our revenues. However, this strategy, if successful, will make us more dependent on a few, large customers.

We typically produce premium chocolates packaged in a high quality box, which are sold to custom boutiques and high-end retailers. We also sell products in more cost effective packaging to the grocery, drugstore and tourist markets. We sold our product to a diversified group of wholesalers during the past year including Nordstrom, Suzanne Somers/SLC Sweets, Marshall’s, Costco, The US Army and Navy, TJ Maxx, Hickory Farms, Home Outfitters, Overwaitea Food Group, and Winners.

We undertake expansion in new markets with the objectives of increasing sales and evening out large seasonal swings in revenue. One of our management’s goals is to eliminate or reduce the severity of our historical revenue and plant utilization swings. We believe that the diversification of our products and markets will significantly reduce our revenue swings. We have recently attended numerous tradeshows and buying meetings that make us optimistic that our product development and marketing efforts will be successful.

We produce larger demand items in our Vancouver production facility. We primarily manufacture ultra-gourmet chocolate coated truffles made famous by the Candy Jar in our San Francisco facility. Either facility is capable of producing all of our products with relatively minor plant modifications. This provides us increased flexibility in production scheduling and shipping to our west coast customers, thereby reducing production and shipping costs in general.

We purchase raw materials from a wide variety of suppliers. The chocolate we use is available from a number of sources. Based on the pricing, service and quality they offer, we have developed long-standing relationships with certain of our suppliers including Schokinag and Callebaut. As a result, we purchase the majority of our raw chocolate from those vendors. Boxmaster and Ellis Packaging, are the vendors we’ve selected to manufacturer the boxes we use for packaging of our chocolates. We have used many suppliers in the past and continue to use a variety of new suppliers for specialty packaging items.

5 of 33

BUSINESS PLAN FOR HOUSE OF BRUSSELS CHOCOLATES

Despite its reputation for premium products, for the period from 1983 to 2002 House of Brussels Chocolates remained a regional retail chocolate provider with fluctuating sales and profitability. In May 2002 our management recognized the need to capitalize on its greatest asset - its products. In two years, we have integrated two acquisitions, increased wholesale revenues, sold retail operations, eliminated redundant staff, simplified and pared product lines and developed numerous innovative products.

Our award winning products have a long track record of customer acceptance and are manufactured to the highest standards. In addition to house brands, we manufacture custom packaging, shaping and sizing as well as private labels for several giant retailers. Our attention is focused on cultivating these top-tier wholesale clients. Our two-year contract with Walgreens recast our Truffelinos line as their private label/in-house brand. Looking forward, clients like Walgreens are the focus of our primary selling efforts. We also intend to focus on higher margin niche markets such as Gourmet/Ultra-Gourmet, Low-Carb and supplement-fortified chocolates strictly for the wholesale market.

Private Label Manufacturing, Brand Development and Sales

Brussels is a full-line private label manufacturer. From design, packaging, recipes, shapes and logistics, we help our clients in every aspect of product development. We believe these services will allow major retailers to participate in larger margins by offering in-house brands of high quality chocolates at reasonable prices.

New Product Innovation

We believe in product innovation. As such, we moved into the low-carb arena nearly two years ago. In November 2003, we established a Medical Advisory Board under the guidance of our Chairman William F. Donovan, MD, to investigate and research the use of chocolate as a carrier for dietary supplements, functional foods and pharmaceutical compounds to treat various medical conditions. We believe this exciting and evolving field merits an investment of resources and could result in our emergence as a market leader in this sector.

National Expansion of Established Regional Products

We continue to expand distribution of our house-branded chocolate line throughout North America. Our continued focus is on larger and larger clients while we systemically reduce our dependence on small, less profitable transactions.

Acquisitions

The confectionary industry is highly segmented. A small number of giant corporations account for the largest part of sales while the remaining demand is shared by a large range of smaller boutique providers. As such, we believe the acquisition of targeted business units can be accretive to our earnings and EPS. Consequently, from time-to-time, we investigate acquisitions which we believe will help consolidate and/or accelerate our growth.

On June 8, 2004, we signed a Memorandum of Understanding with DeBas Chocolate Inc. ("DeBas") of Fresno, CA, wherein we stated our intent is to acquire DeBas for a combination of cash, stock and assumption of debt. Upon successful acquisition, DeBas will continue to operate independently as a wholly owned subsidiary of House of Brussels Chocolates Inc.

Sales Strategy

Our sales focus is to build long-term relationships with retailers of significant size. More specifically, we target customers with the capacity to make annual purchases in the $1 MM to $20 MM range. Such customers necessarily have a "year-round" focus that will help attenuate the cyclical nature of our seasonal sales. We continue to cultivate leads through tradeshow attendance, cold calls and referrals.

From a product perspective, our intent is to focus on the 20% of American chocolate sales that represent the fastest growth segments in the chocolate industry, namely Gourmet, Ultra-Gourmet, No-Sugar-Added/Low-Carb and Supplement-Fortified chocolates. Accordingly, we have trimmed our product offerings to match our target audience(s).

6 of 33

COMPETITION

We compete with a large number of chocolate manufacturers both in North America and overseas. The total number of our competitors is unknown but it is considerable. We compete against many large companies who have greater financial resources and larger, more modern production capabilities than we do. According to the MA311D, a Department of Commerce Report on the U.S. confectionery industry sponsored by the National Confectioners Association, wholesale confectionery sales increased 1.6 percent in 2002 to $15.8 billion. Estimated retail sales for confectionery products grew to $24.3 billion. Of the overall market, chocolate sales increased 1.6 percent to $8.7 billion (wholesale). Various estimates of the retail value of that chocolate are between $13 billion and $14 billion, which is about 55% of the confection industry as a whole. Our production and sales represent a very small portion of the overall market.

We plan to challenge our competitors by focusing on niche markets, including the Gourmet, Ultra-Gourmet, No-Sugar-Added/Low-Carb and Supplement-Fortified chocolate markets. Niche markets generally have better margins and better growth prospects. Gourmet chocolate is growing rapidly and it is now estimated that 20% of United States chocolate sales are within the Gourmet and Specialty retail segments. In the United States especially, this is driven by an increase in an affluent baby boomer population and wide scale availability at moderate to upscale department stores and boutiques.

We believe our strongest competitive advantage in these niche markets is our flexibility. This is especially true for private labels where we are able to design new products for market in months rather than years as we demonstrated recently with the Truffelinos line for Walgreens.

Demand for No-Sugar-Added/Low-Carb chocolate is continuing to increase, although there are some signs of plateauing. We have addressed the leveling in demand by looking forward to emerging trends. Our ChocoMed, Inc. subsidiary is in the process of developing products utilizing chocolate as a palatable carrier for various dietary supplements targeting specific types of medical conditions. When developed, we expect our ChocoMed products to be our highest margin products. We believe this market will not cannibalize market share from other niches.

We believe that health-conscious American markets are coming to realize that chocolate is not the source of health problems, obesity, and cavities as previously perceived. In fact, recent studies show that compounds contained within chocolates called "flavonoids" help to maintain a healthy heart, good circulation and reduce blood clotting, which decreases the likelihood of heart attacks and strokes.

We plan to compete in the market for Gourmet, Ultra-Gourmet, No-Sugar-Added/Low-Carb and Supplement-Fortified chocolates mostly in the United States, but we are making further inroads in Canada and Southeast Asia. In addressing this competition, we believe our ability to recognize opportunity and innovate product solutions will add to our success.

INTELLECTUAL PROPERTY

We are one member of a four-company group called the "Hedgehog Consortium" that is applying for a Canadian trademark for the "hedgehog" as it pertains to food products. One member of this group already owns a similar trademark in the US and has granted the other three members a renewable, 99-year license to use the trademark without charge. In addition, we hold trademark no. 326,304 on the name "House of Brussels Chocolates" and the associated logo in Canada and have applied for a similar trademark in the US.

On March 4, 2004, we filed a trademark application with the US Trademark Office for CHOCOMED.

As part of our contractual arrangement with Walgreens we are in the process of transferring our trademarks for Truffelinos and Truffelinos Lite to Walgreens.

Our chocolate recipes are proprietary and are considered to be trade secrets.

GOVERNMENT REGULATION

We are subject to food and packaging regulations in all countries in which our products are sold. No extraordinary regulations apply to our production processes or products.

7 of 33

EMPLOYEES

As of April 30, 2004, we employed 40 full-time employees and/or consultants and 27 part-time employees and/or consultants to meet the natural cyclical nature of our business. Subsequent to April 30, 2004, we have hired 19 additional full-time employees.

RESEARCH AND DEVELOPMENT EXPENDITURES

During early fiscal 2004, we expended $24,037 in product research and development in connection with the finalization of our "no-sugar-added" and "low-carb" product lines.

RISK FACTORS
An investment in our common stock involves a substantial degree of risk. You should carefully consider the risks factors described below together with other information in this Annual Report and our filings with the SEC before investing. The trading price of our common stock could decline if these risks materialize, and you could lose a significant portion of your investment.

Our business plan requires additional financing.

Our business plan calls for increased investment in marketing, personnel, equipment and facilities to better attract and service wholesale customers. In addition, we intend to investigate and pursue the acquisition of certain business units we believe will expand our market reach and add to our earnings. We anticipate revenues from operations will initially be insufficient to cover these planned expenditures. Accordingly, we are likely to have substantial additional capital requirements. We can provide no assurance that appropriate funding will be available if and when needed. Obtaining additional financing will be subject to a number of factors, including:

(i)	market conditions;
(ii)	the Company’s operating performance;
(iii)	our ability to successfully implement the business plan for the expansion of House of Brussels; and
(iv)	investor acceptance of our business plan.

These factors may make the timing, amount, terms and conditions of additional financing unattractive for us. If we are unable to raise additional capital, we may not be able to implement our business plan and our plan of operations. In this event, we will have to scale back our expansion plans and may incur additional expense or losses.

Our Customers and Accounts Receivable are Highly Concentrated.

Subsequent to April 30, 2004, we entered into a significant, multi-year "private label" sales agreement with Walgreens. In addition, we have received a number of large dollar sales orders from certain other wholesale distributors. As a result, our inventories, revenues, production and accounts receivable are highly concentrated. If Walgreens, or a group of our other wholesale distributors do not comply with contract terms, cancel orders, or fail to accept or pay for the goods we’ve shipped, we could incur significant expense or losses.

We Must Compete Effectively And Succeed In Obtaining New Wholesale Contracts.

There are many companies that manufacture chocolate products and that are engaged in the retail market for chocolate products. Competition is intense and many of our competitors have more resources than we do. Competition could adversely affect our business, financial condition and results of operations. In addition, our competitors may develop competing business strategies and products that gain greater market acceptance than ours. It is also possible that new competitors may emerge and acquire significant market share. An inability to attract consumers and earn revenue due to competition would have an adverse effect on our business, financial condition and results of operations.

We intend to increase the number of wholesale contracts of our chocolate products. Our ability to increase sales of wholesale products will be conditional on a number of factors, including overall demand for our chocolate products, the price at which we are prepared to sell our products to wholesalers and our ability to access and secure agreements with large distributors and retailers. In the event that we are not able to increase sales through wholesale contracts as planned, then our revenues will not increase and we may not be able to expand our business as planned. Further, if we

8 of 33

are unable to maintain existing sales of chocolate products through wholesale contracts, then our revenues would decrease and our operating results and financial condition would be materially and adversely affected.

We Must Manage Our Expanding Operations Effectively.

We anticipate the Company will undergo continued expansion as our business plan is implemented. Among other things, this expansion will require that we expand our employee base, manage higher levels of production, upgrade information systems, maintain larger distribution channels and generally control larger day-to-day operations. We anticipate that this growth will place a significant strain on our managerial, operational and financial resources. Our failure to expand in an efficient manner could cause our expenses to be greater than anticipated, our revenues to grow more slowly than expected and could otherwise have an adverse effect on our business, financial condition and results of operations.

We Must Hire And Retain Key Personnel.

We depend on the services of our management and key personnel. The loss of the services of any of our key management, sales or operations personnel could have an adverse effect on our business, financial condition and results of operations. Further, certain of our plant employees are subject to union contracts. Unforeseen issues or unexpected delays in contract negotiations could adversely effect the results of our operations and financial condition.

We Are Subject To Certain Regulation And Product Liability Risks.

As a manufacturer of food products, we are subject to certain product liability risks and content, packaging and labeling regulations. In addition, our plants are subject to inspection and licensing by certain government authorities. Unforeseen issues, litigation, or instances of non-compliance relating to these areas could result in unexpected expense or damage to our financial condition.

The Market For Our Common Stock Is Limited, And May Be Volatile.
Our common stock is traded on the NASD OTC Bulletin Board. There is a limited market for our common stock and we can provide little assurance that investors will be able to sell their shares in the public market. We anticipate that the market price of our common stock will be subject to fluctuations in response to several factors, such as:

•	actual or anticipated variations in our results of operations;
•	our ability or inability to generate new revenues;
•	increased competition; and
•	conditions and trends in the chocolate products manufacturing and retail industries.

Further, companies traded on the NASD OTC Bulletin Board have traditionally experienced extreme price and volume fluctuations. Accordingly, our stock price may be adversely impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock.

In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. Any litigation arising from the volatility in the price of our common stock could have a material adverse effect upon our business, financial condition and results of operations.

9 of 33

ITEM 2.   DESCRIPTION OF PROPERTY

We lease approximately 32,000 square feet of historically significant manufacturing and administrative office space in Vancouver, B.C., Canada. These premises are located in a light industrial area five minutes from downtown Vancouver at 750 Terminal Avenue, Suite 208. The building is in good condition and has been upgraded to facilitate our manufacturing and production requirements. Our lease with a non-related party is for a five-year term expiring April 30, 2007, however, either party can cancel early with six months written notice. We pay $12,400 per month in lease payments for this facility. Our manufacturing and administrative facility is adequate to meet our current requirements.

Our San Francisco, California manufacturing facility is located in an established light industrial development at 2065 Oakdale Avenue, San Francisco, California. The facility we lease is contained within a larger complex formerly dedicated to milk and dairy packaging and redistribution. It contains approximately 7,000 square feet of manufacturing space with approximately 400 square feet used for administrative purposes. The building is well maintained and the plant is in good condition. This facility continues to meet the capacity we require. We pay $3,315 per month to a non-related third party for our San Francisco plant. This lease can be cancelled with three month’s written notice.

We also maintain corporate offices in Houston, Texas in a Class-A high-rise at One Riverway, Suite #1700. This facility is part of a larger full-service executive suite. We intend to expand the size and administrative functionally housed at our headquarters facility in Houston. Currently, the costs of these facilities are approximately $1,300 per month and our lease expires October 30, 2004. We also lease a small premise in Toronto for our Eastern Canada sales representative. The lease is for a one year term and can be cancelled with three month’s written notice.

ITEM 3.   LEGAL PROCEEDINGS

We are involved in a matter pending in District Court, Clark County, Nevada, entitled Whittington v. House of Brussels Chocolates, Inc., Case No. A482600 ("the Matter").

Mr. Whittington is a former officer and director of the Company, who claims that he had an agreement with the Company, entitling him to purchase 1.2 million shares of stock (post 1 for 5 reverse split) for $0.05 per share and warrant rights to purchase another 1.2 million shares (post 1 for 5 reverse split) at $0.30 per share. Mr. Whittington filed suit in District Court, Clark County, Nevada, on March 22, 2004, seeking to enforce this alleged agreement. On April 6, 2004, Mr. Whittington took the further step of filing an application for temporary restraining order and preliminary injunction, asking the court to compel the Company to immediately issue him 1.2 million shares of stock and to give him adequate time to exercise his alleged warrant rights to purchase an additional 1.2 million shares of stock. The Company answered Mr. Whittington's complaint, denying the existence of the alleged agreement and denying that he is entitled to any shares or warrants. In addition, the Company opposed Mr. Whittington's application for a temporary restraining order and preliminary injunction. A hearing on Mr. Whittington's application for temporary restraining order and preliminary injunction was held on April 27, 2004. At the conclusion of the hearing, the court denied all of the relief requested by Mr. Whittington. On May 6, 2004, Mr. Whittington filed a motion to amend his complaint. The Court granted permission for him to do so; however, to date he has not filed or served the amended complaint. The amended complaint that he proposed to file, asserts the following causes of action against the Company: (1) alter ego/piercing the corporate veil; (2) accounting; (3) injunctive relief; (4) breach of contract; (5) application for receivership; (6) unjust enrichment; (7) conversion; (8) tortious and contractual breach of the covenant of good faith and fair dealing; (9) breach of fiduciary duties; (10) fraud/negligent misrepresentation; and (11) punitive damages. When served, the Company will file an answer to the amended complaint denying and contesting all claims, causes of action, and relief sought.

The Company believes that Mr. Whittington's claims and causes of action are without merit and will aggressively defend against all of the claims and causes of actions asserted by him.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

We submitted the following matters to our shareholders for a vote at our Annual Meeting of Shareholders held on April 29, 2004 at the Doubletree Hotel, 2001 Post Oak Blvd., Houston, Texas 77056:

1.
The election of directors - All of the following persons were nominated, elected and continued their term in office as directors of the Company. There was no solicitation in opposition to our management’s nominees:

10 of 33

Grant Petersen	William Donovan
John Veltheer	Richard Siemens
Robert Wesolek	Harold Kahn

19,087,737 shareholder votes were cast FOR the election of each director, zero (0) shareholder votes were OPPOSED, and 1,500 shareholder votes ABSTAINED from voting.

2.
The approval of the Company’s 2004 Stock Option Plan - The Company’s 2004 Stock Option Plan was approved by our shareholders during the meeting. 15,598,774 shareholder votes were cast FOR approval of the plan, 44,500 shareholder votes were OPPOSED, and 1,500 shareholder votes ABSTAINED from voting.

3.
To ratify the selection of Sarna & Company as the Company’s independent auditor for the year ending April 30, 2004 - Sarna & Company was ratified as the Company’s independent auditor for the year ending April 30, 2004 during the meeting. 19,086,737 shareholder votes were cast FOR the ratification of Sarna & Company, 1,500 shareholder votes were OPPOSED, and 1,000 shareholder votes ABSTAINED from voting.

4.
The discretion to vote upon such other business that may properly come before the annual meeting - The Company’s proxy holders were granted the discretion to vote upon such other business that may properly come before the annual meeting. No such other business arose. 19,010,737 shareholder votes were cast FOR the discretion to vote, 76,500 shareholder votes were OPPOSED, and 2,000 shareholder votes ABSTAINED from voting.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our shares are currently trading on the NASD OTC Bulletin Board under the stock symbol HBSL. The high and low bids for our shares for each quarter of the past two fiscal years of trading were:

	FISCAL YEAR 2004		FISCAL YEAR 2003 (1)
PERIOD	HIGH	LOW	HIGH	LOW
Fourth Quarter	2.22	1.45	1.01	0.12
Third Quarter	1.82	0.92	0.32	0.05
Second Quarter	1.10	0.75	0.09	0.04
First Quarter	0.98	0.40	0.19	0.03

(1)	All figures shown for fiscal quarters prior to the fourth quarter of fiscal year 2003, are stated using pre-reverse split (1 for 5) bid prices.

The source of the high and low bid price information is the OTC Bulletin Board. The market quotations provided reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders of our Common Stock

11 of 33

As of July 22, 2004, there were 934 holders of our common stock.

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

Recent Sales of Unregistered Securities
The following sales of securities have been completed without registration pursuant to the Securities Act of 1933 (the "Act") during the fiscal year ended April 30, 2004. Additional sales of unregistered securities have been reported during previous fiscal quarters on Forms 10-QSB:

1.
During February 2004, a total of 510,000 share purchase warrants, each entitling the holder to purchase one share of our common stock, were issued to four (4) members of the our Medical Advisory Board. All warrants were issued in exchange for services. 260,000 of these warrants were issued to our Medical Advisory Board Chairman who is also the Chairman of our Board of Directors. The purchase warrants issued to our Chairman have an exercise price of $1.02 and expire November 6, 2004. The residual warrants have an exercise price $1.65 and expire February 24, 2005. This issuance was completed pursuant to Section 4(2) of the Act. All securities issued in connection with the warrants will be endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

2.
On February 10, 2004, we sold a total of 272,727 investment units to two Canadian investors at a price of $0.75 per unit. The proceeds from the sale were $204,545. Each investment unit was comprised of one share of our common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one share of common stock at a price of $0.85 per share until February 3, 2005. Fees of $14,338 were paid in connection with the offering. These sales were completed pursuant to Section 4(2) of the Act and were made to "accredited investors", as that term is defined in Rule 501 of Regulation D of the Act. Each security issued was endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

3.
On March 2, 2004, we sold 71,000 investment units at a price of $1.41 per unit for proceeds of $100,110. Each investment unit was comprised of one share of common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one share of common stock at a price of $1.76 until February 27, 2005. This sale was made to an "accredited investor", as that term is defined in Rule 501 of Regulation D of the Act and was completed pursuant to Section 4(2) of the Act. Each security issued was endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

4.
On April 8, 2004, we issued 1,000,000 shares of common stock pursuant to the exercise of share purchase warrants. The warrants were exercisable at $0.30 per share. We received $300,000 in proceeds from the exercise. The securities issued were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

5.
On March 18, 2004, we issued 90,909 shares of common stock pursuant to the exercise of share purchase warrants. The warrants were exercisable at $0.65 per share. We received $59,091 in proceeds from the

12 of 33

exercise. The securities issued were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

6.
During February & March 2004, a total of 1,260,000 share purchase warrants were issued to three (3) members of our Board of Directors, two of which are also officers of the Company. All warrants were issued in exchange for services. Our Chief Financial Officer received warrants for the purchase of 500,000 shares at an exercise price of $1.65 which expire February 23, 2009. Our Chief Operating Officer received warrants for the purchase of 500,000 shares at an exercise price of $1.85 which expire March 12, 2009. The 260,000 residual warrants have an exercise price of $1.85 and expire March 12, 2009. These issuances were completed pursuant to Section 4(2) of the Act. All securities issued in connection with the warrants will be endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

7.
During April 2004, a total of 617,756 shares of common stock were issued to seven (7) investors, pursuant to the exercise of share purchase warrants. The warrants were exercisable at $0.50 per share and we received $308,878 in proceeds from the exercises. All securities issued were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

8.
On March 31, 2004, we issued 5,000 share purchase warrants in exchange for services rendered on behalf of a subsidiary of the Company. Each share purchase warrant is exercisable at $1.58 per share until March 31, 2009. This issuance was completed pursuant to Section 4(2) of the Act. All securities issued in connection with these warrants will be endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

9.
On April 22, 2004, we issued 171,689 shares of common stock to a corporation controlled by a member of our Board of Directors. The shares were issued pursuant to the exercise of share purchase warrants. The warrants were exercisable at $1.25 per share and we received proceeds totaling $214,611. All securities issued were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

10.
On April 22, 2004, we issued 400,000 shares of common stock to our Chief Executive Officer pursuant to the exercise of share purchase warrants. The warrants were exercisable at $0.30 per share and we received proceeds in the amount of $120,000. The securities issued were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS

General

We generated a net loss of $3,767,000, or ($0.18) per share, for the year ended April 30, 2004. That loss resulted from a decline in our gross profit margin, and an escalation in our selling, general and administrative expense. Our gross margins were negatively impacted by nearly $1,000,000 in one-time costs incurred to adjust inventories, revenues, balance sheet liabilities and reserves to support our transition from chocolate retailer to wholesale chocolate manufacturer. The increase in our selling, general and administrative expense includes $1,760,000 in stock-based compensation. This compensation was expensed as a result of our timely transition to "fair market value" based accounting for options in accordance with "Statement of Financial Accounting Standard 148." In largest part, the compensation expense recognized was incurred in connection with incentives granted to existing employees, and newly appointed officers and members of our Board of Directors. We believe the costs and expenses incurred were appropriate and necessary to align the Company with future operational opportunities. Regardless of the foregoing, we would have still incurred a loss of nearly $1,000,000 from our operations during fiscal 2004. This portion of our loss is largely attributable to increases in selling expense related to business projected for recognition during fiscal year 2005, and unabsorbed plant costs (including idle time) related to maintenance of manufacturing capacity during our forth quarter seasonal production lull.

13 of 33

Subsequent to April 30, 2004, we executed an agreement with Walgreens, a major US retailer, for the sale of private label chocolates using our "Truffelinos" and "Truffelinos Lite" trademarks. As part of the agreement, we transferred those trademarks to Walgreens and received a guarantee that Walgreens would purchase not less than $3,000,000 in product from us annually for a two (2) year period. We project sales to Walgreens will substantially exceed the minimum guarantee. In addition, since year end, we have received significant purchase orders and commitments to purchase our products from a variety of large retailers including Costco Western Canada, Nordstroms, Laura Secord, Eckerds and KFM Foods International.

In response to a growing demand for our products, we have expanded our work force, begun double production shifts and allocated more manufacturing work to our larger, more efficient, equipment. As a result, we project our gross margins will increase as fixed and semi-variable costs are more readily absorbed and seasonal down times are minimized.

Revenues

Our sales revenues fell $566,000 or 18.5%, from $3,047,000 to $2,481,000 for the fiscal years ending April 30, 2003 and 2004, respectively. In some part, revenues declined as a result of increased competition in the market for "sugar-free" and "low-carb" chocolate. That increase in competition decreased our potential sales of private label chocolates to SLC Sweets and others. Further, management believes fiscal 2004 revenues might have been higher except for the negative first quarter impact of the "SARS" outbreak. This outbreak negatively affected our sales of "tourist" chocolates throughout Canada.

In largest part however, our decline in revenue can be related to a decrease of $514,000 (71.8%) in sales during the fourth quarter of 2004 when compared to the same period during the previous year. During the third and fourth quarters of fiscal 2004 we refocused our sales force from selling a legacy base of smaller customers, to approaching a new base of giant resellers. We increased the number, frequency and scope of preparation of our sales force and invested heavily in larger industry tradeshows and gatherings. As a result, interim revenues suffered while new groundwork was laid for greater potential sales during fiscal year 2005.

Cost of Sales

Our cost of sales increased to $2,386,000 for the year ended April 30, 2004, compared to cost of sales of $1,778,000 for the year ended April 30, 2003, an increase of $608,000 or 34.2%. This increase in cost was not matched by offsetting increases in sales revenue and as such, gross margins dropped substantially. Our gross margin for fiscal year 2004 was only 4%, a decline of nearly 38 gross margin points from the previous year. Substantially all of our margin decrease relates to nearly $1,000,000 in one-time costs booked to adjust inventories, revenues, balance sheet liabilities and reserves.

During the 3rd and 4th quarters of fiscal 2004, we recognized nearly $600,000 in inventory write-downs associated with the expensing of excess idle time, changes in standard costs, inventory count adjustments and spoiled or obsolete goods. We also recognized the impact of nearly $400,000 in additional costs associated with the reconciliation of vendor accounts, the adjustment of income statement and balance sheet reserves, and the settlement of accumulated vendor disputes.

Our increase in cost of sales also reflects the impact of nearly $73,000 in stock-based compensation given to plant management as part of our 2004 Stock Option Plan.

Operating Expenses

Our operating expenses increased to $3,863,000 for the year ended April 30, 2004, from $1,758,000 for the year ended April 30, 2003, an increase of $2,105,000 or 120%. In largest part, this increase can be attributed to $1,760,000 in stock-based compensation incurred in connection with incentives granted to existing employees, and newly appointed officers and members of our Board of Directors. The expense related to this compensation was booked as a result of our timely transition to "fair market value" based accounting for options in accordance with "Statement of Financial Accounting Standard 148."

After adjusting for stock-based compensation, our selling, general and administrative expenses increased to $1,973,000 for the year ended April 30, 2004, from $1,634,000 for the year ended April 30, 2003, an increase of $339,000 or 21%. In largest part the increase in selling, general and administrative expense can be attributed to an increase of nearly $205,000 in selling costs related to tradeshows, travel, advertising and promotion to our new larger customers.

14 of 33

FINANCIAL CONDITION

At April 30, 2004, our total assets equal $3,417,000 which represents an increase of nearly $1.3 million or 61% over assets reported at our previous year end. Asset balances in all categories increased between years and our current ratio (the ratio of current assets to current liabilities) improved from 1.25 at April 30, 2003 to 1.92 at April 30, 2004. We have no long-term third-party indebtedness and in largest part, amounts due to related parties have been used to exercise outstanding share purchase warrants subsequent to year end. Substantially all of the improvement in our balance sheet condition results from resources provided by our shareholders from the purchase of our common stock and the exercise of share purchase warrants. In the event our financing efforts do not provide adequate resources to sustain our growth, losses from operations or cash used to invest in our expansion, could result in substantial harm to our financial condition.

LIQUIDITY AND CAPITAL RESOURCES

During the past year, our operations were primarily financed using cash generated from revenues, sales of our common stock and the exercise of share purchase warrants. Fiscal 2004 operations consumed $2,295,000 in excess of amounts generated by product sales. This shortfall was offset in its entirety by $2,682,000 in capital raised from our shareholders. Since April 30, 2004, we have raised an additional $2,041,000 in equity capital and have received informal commitments for an additional $1,200,000 to be funded in the short term.

Cash required for on-going operations has increased significantly. Our need for raw materials and our investment in inventories has become sharply higher. Though we seek customers with non-seasonal demand, our products sales always reflect a strong element of holiday purchasing. As a result, we face significant cash needs during the periods in which we generate the least revenue. Further, we believe the acquisition of targeted business units can be accretive to our earnings and EPS. Consequently, from time-to-time, we investigate acquisitions which we believe will help consolidate and/or accelerate our growth. Subsequent to April 30, 2004 we signed a memorandum of understanding with DeBas Chocolate Inc. of Fresno, California. That memorandum set forth the terms of our likely acquisition of its operations. We believe the customers, plant, product lines and trademarks owned by DeBas will help us attract new customers and more efficiently service our current and projected customer base. By their nature, acquisitions and their subsequent integration with operations can result in unexpected cash needs.

In addition, we currently project a change in location of our operating plant in Vancouver. Though capacity is adequate, our present facilities do not allow for the work flow efficiencies we feel are required to support our expansion. New leased facilities in Vancouver are being finalized at this time. Though we will endeavor to minimize the cash required to support this change in location, necessary expenditures could strain cash flows.

We are actively seeking financing to assist us in providing the necessary working capital to meet future needs. The support of our shareholders has been invaluable and we plan to continue our efforts to raise additional capital from the equity marketplace. In that connection we have stated our intention to pursue and have made application for listing on a senior domestic stock exchange.

We require additional funding to carry out our plan of operations, support our expansion and fund acquisitions. If we are unable to generate operating profits, we may require additional financing to pay costs including product development, marketing, rent, payrolls and facilities expense associated with our core business. We are actively involved in discussions with several financial institutions to set up financing arrangements whereby we could borrow funds against large purchase orders or accounts receivable. We may attempt to secure debt or equity financing based on our assets, future sales contracts and cash flow. Management believes that debt financing may be an attractive option to the Company based on low interest rates. If short-term and/or long-term financing cannot be obtained as described, we will have to revise our planned expansion so that cash flow generated by operations is sufficient to meet our cash requirements. There is no assurance that additional financing will be obtained.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements during the fiscal year ended April 30, 2004.

15 of 33

ITEM 7.	FINANCIAL STATEMENTS

Included as an Appendix to this Annual Report on Form 10-KSB are our audited financial statements for the years ended April 30, 2004 and 2003, including the following:

1.	Report of Independent Auditors

2.	Consolidated Balance Sheets as of April 30, 2004 and April 30, 2003

3.	Consolidated Statements of Operations for the Years Ended April 30, 2004 and 2003

4.	Consolidated Statement of Changes in Shareholders’ Equity for the Period From
April 30, 2002 to April 30, 2004

5.	Consolidated Statements of Cash Flows for the Years Ended April 30, 2004 and 2003

6.	Notes to the Consolidated Financial Statements

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with our accountants on accounting and financial disclosure.

ITEM 8A.     CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Grant Petersen and our Chief Financial Officer, Mr. Robert Wesolek. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS

OUR DIRECTORS AND EXECUTIVE OFFICERS

Our Executive Officers and Directors together with their respective ages and positions are as follows:

Name of Director/Officer	Age	Office Held
William Donovan	61	Chairman of the Board of Directors
Harold Kahn	58	Director
Grant Petersen	48	Director, Chief Executive Officer and President
Richard Siemens	59	Director
John Veltheer	38	Director, Chief Operating Officer and Secretary
Robert Wesolek	48	Director, Chief Financial Officer and Treasurer

16 of 33

Set forth below is a brief description of the background and business experience of each of our Executive Officers and Directors for the past five years:

Dr. William Donovan is Chairman of our Board of Directors. He was appointed as a Director on February 5, 2004 and as Chairman of the Board on April 29, 2004. Dr. Donovan is the head our Medical Advisory Board, which consists of health care specialists who investigate and research the use of chocolate as a carrier for dietary supplements and pharmaceutical compounds to treat various medical conditions. He is a Board Certified Orthopedic Surgeon who has been practicing in Houston, Texas since 1974. Throughout his career as a physician, he has been involved in many projects similar to those of the Company with both public and private companies.

Mr. Harold Kahn was appointed a Director on March 31, 2004. He is the recently retired Chairman and CEO of Macy’s East. Mr. Kahn began his retail career in 1970 in Federated Departments Store’s former Abraham & Straus division. He joined R. H. Macy & Co. in 1975, rising to Vice President of merchandising in 1979. In 1981, Mr. Kahn was named President of Macy's former Atlanta-based Davison's division, and four years later was promoted to Chairman of Macy's California. He returned to Atlanta in 1989 to become Chairman of the newly formed Macy's South/Bullock's division and remained in that position until 1992 when he left to become President of Montgomery Ward. In 1994, Mr. Kahn was elevated to the joint position of Chairman and CEO of Macy’s East, the company’s largest division, where he served until his retirement in February 2004.

Mr. Grant Petersen is our President and Chief Executive Officer. Mr. Petersen was appointed as a Director on October 25, 2002, as our Chief Executive Officer on May 8, 2003 and as our President on January 13, 2004. From June 2001 to October 2002, Mr. Petersen served as our General Sales Manager. Mr. Petersen has over 25 years of entrepreneurial success in diverse industries ranging from the automotive to the Internet sectors. Mr. Petersen was the Chief Executive Officer of SUMmedia.com from August 20, 1999 to December 28, 2001. SUMmedia.com was a developer of Web-based mobile and wireless marketing solutions specifically designed to help its global business customers target and reach consumers and improve existing consumer relationships. Prior to his involvement with SUMmedia, Mr. Petersen was a leasing manager for Ford Motor Co., and in that role, was Canada’s sales leader for three consecutive years. In addition, Mr. Petersen gained extensive experience in logistics and distribution through his ownership of the shipping company, Pacemaker Freight Inc., a division agent for P.I.E. of Walnut Creek, California.

Mr. Richard Siemens joined the Company as a Director on February 2, 2004. Mr. Siemens is an internationally recognized business leader in the telecommunications industry. Trained as a Chartered Accountant, Siemens joined Distacom Communications in 1973 and, by 1979 Distacom was the largest paging company in Western Canada. In 1984, he formed Hutchison Telephone, a partnership between Distacom, Hutchison Whampoa and Motorola. In four years, Hutchison Telephone had 500 employees and annual profits of US$100 million. In 1986, Mr. Siemens started Hutchison Telecom and Hutchison Paging, an organization which became the largest such operator in Hong Kong. In 1990, together with Cable & Wireless and Citic Pacific, Mr. Siemens put together a management group that founded AsiaSat, the first satellite company in Asia. In late 1990, to provide content for AsiaSat, Mr. Siemens encouraged a private consortium to form Easy TV, Asia's first 24-hour satellite music channel. In 1991, Mr. Siemens' work was instrumental in the forming of Hutchison's Metro Radio, the first recipient of private radio licenses granted by the Hong Kong Government in 25 years. At the same time, he led Hutchison's telecom business in the United Kingdom (later the ORANGE network), and built cellular businesses in France and Germany. By 1993, Hutchison Telecom operated in 14 countries with over one million subscribers and 6,000 employees. In 1994, Mr. Siemens sold his holdings in Hutchison Telecom. Mr. Siemens currently serves Distacom as the Chairman of its Board of Directors. He is also currently involved in several public companies including service as Co-Chairman and Executive Director of SUNDAY Communications Ltd. and Chairman of e-KONG Group Ltd, a company that creates, operates, and invests in technology related service businesses globally. Mr. Siemens is also a Director of Lifetree India, an Indian-based software development company focused on wireless technologies.

Dr. John Veltheer, Ph.D. was appointed as a Director on October 29, 2003 and as our Chief Operating Officer and Secretary on January 13, 2004. Dr. Veltheer is responsible for overall strategic management and the development of new business opportunities for the Company. Dr. Veltheer’s multi-disciplinary skills include high level strategic planning and the development of strategic partnerships and joint ventures. Dr. Veltheer's experience in fund raising, public company management and business modeling are intended to help the Company set directions that lead to the maximization of stockholder value. Over the past five years Dr. Veltheer has served as a corporate executive, management consultant and as a director and executive officer of several companies. From February 2002 to May 2003,

17 of 33

Dr. Veltheer served as President and Director of Rapidtron, Inc., a leading provider of Radio Frequency (RF) Smart access control and ticketing/membership systems to the fitness, ski, entertainment, and transportation industries. From June 1999 to July 2000, Dr. Veltheer was President and Director of SUMmedia.com, Inc., a provider of Internet and mobile technology marketing initiatives, namely eCoupons, for smaller businesses lacking the expertise to cost effectively embrace Internet advertising.

Dr. Veltheer has also had a distinguished academic career. He ranked at the top of his doctoral class at the University of British Columbia, and obtained his Ph.D. in inorganic chemistry in 1993. Dr. Veltheer was awarded a Natural Sciences and Engineering Research Council ("NSERC") scholarship and undertook several years of post-doctoral work at the University of California, Berkeley. He has published 11 scientific papers in peer-reviewed journals.

Mr. Robert Wesolek, began his tenure as our Chief Financial Officer and a Director on March 16, 2004. Mr. Wesolek has more than 20 years senior executive experience in both public accounting and private industry. From October 1998 to January 2004, Mr. Wesolek was president and chief executive officer of The Navigates Corporation, a privately held software developer. During the period from November 1998 to January 2001, he also served as chief financial officer for Sharp Technology Inc., a publicly traded software redistributor. From 1996 to 1998, Wesolek was president of the Desktop Software Division of Citadel Security Software, Inc. (then Citadel Technology, Inc.), a publicly traded security software vendor, and from 1988 to 1996, he served as chief operating officer of Kent Marsh Ltd., Inc., a desktop software provider for the Windows and Macintosh platforms. During the period from 1979 to 1987, Mr. Wesolek was a Senior Practice Manager in the Audit Division of Arthur Andersen LLP.

TERMS OF OFFICE

Directors of the Company are appointed for a one year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with the Company's by-laws. Officers of the Company are appointed by the Company's Board of Directors and hold office until removed by the Company's Board of Directors. There are no family relationships between or among any of our Directors and Executive Officers.

BOARD COMMITTEES

We presently do not have any formal Committees of our board of directors. We have, however, begun the formulation of an Audit Committee to that Board. We anticipate the initial Committee will be comprised of two independent directors, one of whom is a financial expert within the definition of those terms as set forth in Schedule 14A of the Exchange Act. In that connection, we have prepared and ratified a Charter for the Audit committee of the Board of Directors setting forth its structure, authority and responsibilities.

Decisions concerning Executive Officer compensation for fiscal year 2004 were made by the full Board of Directors. Mr. Petersen, Dr. Veltheer and Mr. Wesolek are our only Directors who are also our Officers. Our annual meeting of the Board of Directors was held April 29, 2004. During that meeting, our officers were nominated and elected by the Board.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our Executive Officers and Directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the fiscal year ended April 30, 2004 all such filing complied with the requirement of the Act with the exception of 15 transactions by Siemens Industries Ltd., and 1 transaction by GPAV Investments Ltd., which were filed on a non-timely basis.

CODE OF ETHICS

We have adopted a Code of Ethics for our senior executive and financial officers the form of which is attached hereto as Exhibit 14.1.

18 of 33

ITEM 10.	EXECUTIVE COMPENSATION

The following tables set forth compensation information as to the following individuals (our "Named Executive Officers") for the three most recently completed fiscal years ended April 30, 2004. No other compensation was paid to our Named Executive Officers other than the compensation set forth below.

SUMMARY COMPENSATION TABLE
			ANNUAL COMPENSATION			LONG TERM COMPENSATION
Name	Title	Year	Salary	Bonus	Other Annual Compensation	AWARDS		PAYOUTS	All Other Comp-ensa-tion (#)
						Restricted Stock Awarded	Options/ SARs * (#)	LTIP payouts ($)
Grant Petersen (1)	Director, CEO and President	2004 2003 2002	$62,824 $184,003 $75,000	0 0 0	0 0 0	0 0 0	0 1,500,000 0	0 0 0	0 0 0
John Veltheer	Director, COO and Secretary	2004 2003 2002	$101,947 $12,923 $0	0 0 0	0 0 0	0 0 0	600,000 0 0	0 0 0	0 0 0
Evan Baergen(2)	Former Director, President, CFO, Secretary and Treasurer	2004 2003 2002	$70,846 $219,000 $0	0 0 0	0 0 0	0 0 0	0 1,500,000 0	0 0 0	0 0 0
Stephen Whittington (3)	Former Director, and CEO	2004 2003 2002	$0 $9,000 $0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

(1)
Mr. Petersen was appointed as a Director and the Chairman of our Board of Directors on October 25, 2002. Mr. Petersen was subsequently appointed as our Chief Executive Officer on May 8, 2003. During the fiscal year ended April 30, 2003, Mr. Petersen earned a total of $184,003 which includes commissions earned totaling $56,643 which he converted into shares of the Company. For fiscal 2002, Mr. Petersen received shares of the Company in lieu of payment of $75,000 for salary earned and accrued.

(2)	Mr. Baergen resigned as a Director, President, Chief Financial Officer, Secretary and Treasurer on January 13, 2004.

(3)	Mr. Whittington resigned as a Director on December 9, 2003 and as our Chief Executive Officer on May 8, 2003.

STOCK OPTION GRANTS

Other than the following stock options granted to John Veltheer, there were no stock options granted to any of our Named Executive Officers during our most recent fiscal year ended April 30, 2004.

19 of 33

Named Executive Officer	Number of shares	% of Options Granted in Current Year	Exercise Price	Expiry Date	Grant Date Present Value ($)
John Veltheer	500,000	100%	$1.85	March 12, 2009	553,230 (1)
John Veltheer	100,000	100%	$1.63	April 29, 2007	89,908 (2)

(1)
The present value of the options granted is calculated using the Black-Scholes pricing model using a risk free rate of 2.4%, a volatility factor of .71 and an expected exercise timeframe of five years.

(2)
The present value of the options granted is calculated using the Black-Scholes pricing model using a risk free rate of 2.4%, a volatility factor of .60 and an expected exercise timeframe of three years.

AGGREGATED OPTION/SAR EXERCISES IN THE LAST FISCAL YEAR
AND FISCAL YEAR END OPTION/SAR VALUES

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Unexercised Underlying Options/SARs at FY end (#); Exercisable/ Unexercisable	Value of Unexercised In-The-Money Options/SARs at FY end ($); Exercisable/ Unexercisable
Grant Petersen	400,000	720,000	1,100,000/0	2,310,000/0
Evan Baergen	0	0	1,500,000/0	3,150,000/0

Other than Grant Petersen, there were no stock options exercised by any of our Named Executive Officers during our most recent fiscal year ended April 30, 2004.

LONG TERM INCENTIVE PLANS

We currently have no long-term incentive plans.

MANAGEMENT AGREEMENTS, EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT
AND CHANGE-IN-CONTROL ARRANGEMENTS

We presently have a consulting agreement with Dr. William Donovan (one of our Directors) to provide consulting services regarding the Company’s product development. This Agreement is for a period of 24 months and terminates on November 6, 2005. Under the terms of the Agreement, Dr. Donovan received a Share Purchase Warrant for 260,000 shares of our stock at a warrant exercise price of $1.02 per share. This warrant expires twelve months from the date of issuance.

We are not presently a party to any other written compensation agreements with Directors or Officers of the Company.

COMPENSATION OF DIRECTORS

Our Directors are reimbursed for reasonable out-of-pocket expenses in connection with attendance at Board of Director and committee meetings, and are periodically granted options to purchase shares of our common stock at the discretion of our Board of Directors. Directors are not otherwise provided remuneration for their services.

During fiscal 2004, we expanded and adjusted our Board of Directors to better match the experience of its membership to our growing needs. In that process a total of 1,520,000 share purchase warrants were issued to four (4) members of our Board of Directors, two of which are also officers of the Company. All warrants were issued in exchange for services.

20 of 33

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information at July 9, 2004 with respect to the beneficial ownership of shares of common stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of common stock, (ii) each of our Directors, (iii) each of our executive officers and (iv) all of our executive officers and Directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown. At July 9, 2004, we had 29,464,857 shares of common stock issued and outstanding.

21 of 33

Title of class	Name and address of beneficial owner	Number of Shares of Common Stock	Percentage of Common Stock (1)
DIRECTORS AND OFFICERS
Common Stock	William Donovan Chairman of the Board and Director P.O. Box 24247 Houston, TX 77229-4247	686,818 (2)	2.30%
Common Stock	Harold Kahn Director 230 West 56th Street Suite # 66D New York, NY 10019	260,000 (3)	0.87%
Common Stock	Grant Petersen Chief Executive Officer, President and Director #208-750 Terminal Ave. Vancouver, BC V6A 2M5	3,582,594 (4)	12.16%
Common Stock	Richard Siemens Director c/o 3100 Vancouver Centre, P.O. Box 11504 650 W. Georgia Street Vancouver, BC V6B 6L7	3,899,144 (5)	13.23%
Common Stock	John Veltheer Chief Operating Officer, Secretary and Director #208-750 Terminal Ave. Vancouver, BC V6A 2M5	600,000 (6)	2.00%
Common Stock	Robert Wesolek Chief Financial Officer, Treasurer and Director One Riverway, Suite #1700 Houston, TX 77056	600,000(7)	2.00%
Common Stock	All Officers and Directors as a group (total of 6)	9,628,556	30.68%
5% & 10% SHAREHOLDERS
Common Stock	Siemens Industries Ltd. c/o 3100 Vancouver Centre, P.O. Box 11504 650 W. Georgia Street Vancouver, BC V6B 6L7	3,727,455	12.65%
Common Stock	GPAV Investments Ltd. 7456 Burris Street Burnaby, BC V5E 1Y8	2,603,705	8.84%
Common Stock	Evan Baergen 5290 Oak Place Ladner, BC V4K 1L9	2,292,453 (8)	7.78%
Common Stock	Theodore Labella 53 Cedar Street Middletown, CT 06457-5255	1,937,040 (9)	6.53%

22 of 33

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on July 9, 2004.

(2)	Comprised of 226,818 shares held directly, and 460,000 shares issuable upon the exercise of warrants to purchase additional shares of common stock.

(3)	Comprised of 260,000 shares issuable upon the exercise of warrants to purchase our common stock.

(4)	Comprised of 3,182,594 shares held directly and 400,000 shares held indirectly by Outsource Associates Ltd. Mr. Petersen has sole voting rights on shareholdings of Outsource Associates Ltd.

(5)
Comprised of 3,727,455 shares held in the name of Siemens Industries Ltd. (Richard Siemens is the controlling shareholder of Siemens Industries Ltd. and 171,689 shares held indirectly in the name of Distacom Ventures Inc., of which Mr. Siemens is a 50% shareholder.

(4)	Comprised of 600,000 shares issuable upon the exercise of warrants to purchase our common stock.

(5)	Comprised of 600,000 shares issuable upon the exercise of warrants to purchase our common stock.

(8)	Comprised of 2,192,453, shares held directly and 100,000 shares held indirectly by his spouse, Carol Baergen.

(9)	Comprised of 1,667,784 shares held directly, 74,256 shares held indirectly by H. Labella, and 195,000 shares issuable upon the exercise of warrants to purchase our shares of common stock.

CHANGES IN CONTROL

We are aware no arrangement that might result in a change in control in the future.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans not approved by security holders	4,440,000.83		36,000
Equity compensation plans approved by security holders	810,000	1.63	440,000
Total	5,250,000		476,000

23 of 33

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Debt Conversion

On November 30, 2002 we issued 1,500,000 investment units to Evan Baergen, our then Chief Financial Officer, and 1,500,000 investment units to Grant Petersen, our current Chief Executive Officer, President and Director. The units were issued upon the conversion of two (2) notes payable by the Company to Mr. Baergen and Mr. Petersen in the amount of $75,000 each in compensation for services rendered. The notes were converted at a price of $0.05 per investment unit. Each unit was comprised of one share of common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one share of common stock at a price of $0.30 per share during the period from closing until May 2004. A total of 1,500,000 shares and 1,500,000 share purchase warrants were issued to each of Mr. Baergen and Mr. Petersen. During May 2004, Mr. Petersen exercised his option to purchase all of the shares of our common stock available under his warrants. During May, 2004, Mr. Baergen also exercised his option to purchase all of the shares of our common stock available under his warrants. All securities issued in connection with these transactions were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

Distacom Ventures Loan

During fiscal years 2003 and 2004 our Canadian subsidiary borrowed an aggregate of $343,000 CDN (equal to approximately $250,000) from Distacom Ventures Inc., a private company controlled by Mr. Richard Siemens, one of our directors and a 10% shareholder. The loan is secured by a general security agreement granted by Brussels Chocolates Ltd. against all of its present and after acquired personal property. Under the terms of the loan, Brussels Chocolates Ltd. pays interest at the rate of 7% per annum. An initial $180,000 CDN was advanced effective February 12, 2003 and subsequent advances of $20,000 CDN and $143,000 CDN were made on April 30, 2003 and May 2, 2003 respectively. The maturity date of all amounts advanced was May 31, 2004. During April 2004, the amounts due Distacom were offset by the exercise of stock purchase warrants for 171,689 of our shares at a price of $1.25 each. The shares issued in connection with this exercise were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act. The residual amount due was paid in full subsequent to our year end.

Richard Siemens

In January 2004, Mr. Siemens, one of our directors and a 10% shareholder, forwarded $99,844 to fund the issuance of certain share purchase warrants. As a result of timing related issues, however, those warrants subsequently expired without exercise. As a result, we currently have an accrued liability to Mr. Siemens in the amount of $99,844.

Theodore Labella

In December 2002, we issued 100,000 investment units to Mr. Theodore Labella (a greater than 5% shareholder) pursuant to the conversion of a convertible note issued by us in the amount of $20,000. Each unit was comprised of one share of common stock and one share purchase warrant. Each share purchase warrant entitled the holder to purchase one share of common stock at a price of $0.30 per share during the period from closing until February 24, 2004.

24 of 33

Subsequently, these share purchase warrants have been exercised in full for proceeds to the Company in the amount of $30,000.

Also in December 2002, we issued 250,000 investment units to Mr. Labella, pursuant to a subscription agreement for proceeds of $50,000. Each unit was comprised of one share of common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one share of common stock at a price of $0.50 per share during the period from closing until March 25, 2004. Subsequently, these share purchase warrants have been exercised in full for proceeds to the Company in the amount of $125,000.

In January 2003, pursuant to a loan agreement between the Company and Mr. Labella in the amount of $50,000, we issued a total of 930,006 common shares to Mr. Labella as repayment of the loan plus interest.

On May 15, 2003, we issued 74,256 units to Hideko Ak Labella, spouse of Mr. Labella, pursuant to a consulting agreement. Each unit was comprised of one share of common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one share of common stock at a price of $0.50 (post-split) per share during the period ending May 13, 2004. On April 30, 2004, these share purchase warrants were exercised in full for proceeds to the Company in the amount of $37,128.

GPAV Investments Ltd.

In December 2002, we issued 500,000 common shares to GPAV Investments Ltd. (a greater than 5% shareholder) pursuant to a consulting agreement dated November 30, 2002 at a deemed value of $25,000.

On April 30, 2003, we issued 1,000,000 investment units to GPAV Investments Ltd., pursuant to a subscription agreement for proceeds of $50,000. Each unit was comprised of one share of common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one share of common stock at a price of $0.30 per share during the period from closing until May 31, 2004. On April 8, 2004, these share purchase warrants were exercised in full for proceeds to the Company in the amount of $300,000.

Stephen Whittington

In September 2002, Mr. Stephen Whittington (a former director and officer of the Company) advanced $60,000 to us to assist with cash flow needs. No formal agreement exists regarding the advance. This loan is unsecured with no fixed date of repayment.

Evan Baergen

In December 2003, Evan Baergen (a former director and officer of the Company) advanced $88,055 to us to assist with cash flow needs. No formal agreement exists regarding the advance. This loan is unsecured with no fixed date of repayment. During May 2004, the total amount due Mr. Baergen was offset by his exercise of stock purchase warrants for shares of our common at a price of $0.30 each. The shares issued in connection with this exercise were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

William Donovan, M.D.

We presently have a Consulting Agreement with Dr. William Donovan, our Chairman of the Board and Director, to provide consulting services regarding the Company’s product development. This Agreement is for a period of 24 months and terminates on November 6, 2005. Under the terms of the Agreement, Dr. Donovan received a Share Purchase Warrant for 260,000 shares of our stock at a warrant exercise price of $1.02 per share. This warrant expires twelve months from the date of issuance.

Directors

During February & March 2004, a total of 1,520,000 share purchase warrants were issued to four (4) members of our Board of Directors, two of which are also officers of the Company. All warrants were issued in exchange for services. Our Chief Financial Officer, Robert Wesolek, received warrants for the purchase of 500,000 shares at an exercise price of $1.65 which expire February 23, 2009. Our Chief Operating Officer, John Veltheer, received warrants for the

25 of 33

purchase of 500,000 shares at an exercise price of $1.85 which expire March 12, 2009. Our Director, Hal Kahn, received warrants for the purchase of 260,000 shares at an exercise price of $1.58 which expire March 31, 2009. The residual warrants relate to a Consulting Agreement with Dr. William Donovan, our Chairman of the Board, to provide consulting services regarding the Company’s product development. This Agreement is for a period of 24 months and terminates on November 6, 2005. Under the terms of the Agreement, Dr. Donovan received a share purchase warrant for 260,000 shares of our stock at a warrant exercise price of $1.02 per share. These issuances were completed pursuant to Section 4(2) of the Act. All securities issued in connection with the warrants will be endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

Rents

From May 1, 2002 until December 31, 2002, the Company paid rent for its factory and head office location totaling approximately $185,500 to Distacom Ventures Inc., a private company controlled by Mr. Richard Siemens, one of our directors and a 10% shareholder. The two shareholders sold the premises leased by the Company in December 2002 to an unrelated third party. The monthly lease rate remains unchanged and is considered to be approximate fair market value for similar premises.

ITEM 13.    EXHIBITS AND REPORTS ON FORMS 8-K

Exhibit Number	Description of Exhibit
10.1	Amendment to Merchandise License Agreement between House of Brussels Chocolates Inc. and Sega of America, Inc. dated July 23, 2003(1)
10.2	Purchase Agreement between House of Brussels Chocolates (USA), Ltd. and The Candy Jar, Inc. dated November 19, 2003(2)
10.3	Product and trademark sales Agreement between House of Brussels Chocolates Inc. and Walgreens (3)
14.1	House of Brussels Chocolates Inc. - Code of Ethics for Principal Executive and Senior Financial Officers (3)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)
99.1	House of Brussels Inc. Charter for the Audit Committee of the Board of Directors (3)

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB filed on September 12, 2003.
(2)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Current Report filed on November 25, 2003.
(3)	Filed as an Exhibit to this Annual Report on Form 10-KSB.

REPORTS ON FORM 8-K

We filed the following Reports on Form 8-K during the fiscal quarter ended April 30, 2004:

26 of 33

On February 2, 2004, to report the resignation of Mr. L. Evan Baergen and the appointments of Mr. Richard Siemens and Dr. William Donovan to our Board of Directors.

On February 11, 2004, to report our attendance at the 2004 NIBA Conference in Las Vegas and the introduction of our current Business Development Plan.

On March 18, 2004, to report the appointment of Robert Wesolek to the position of Chief Financial Officer and Director of the Company.

Subsequent to our year-end of April 30 2004, we filed the following Current Report on Form 8-K:

On May 18, 2004, to report that we entered a guaranteed 2-year, multi-million dollar agreement to manufacture gourmet chocolates for Walgreens Co. of Deerfield, Illinois ("Walgreens") under a private label contract.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The total aggregate fees billed for professional services rendered by Sarna & Company, our principal accountant, for the audit of our annual financial statements and review of financial statements included in our Forms 10-QSB and for services that are normally provided by Sarna & Company in connection with our statutory and regulatory filings were $40,210 and $27,680 for the fiscal years ending April 30, 2004 and 2003 respectively.

Tax Fees

The total aggregate fees billed for professional services rendered by Sarna & Company, our principal accountant, for tax compliance, tax advice, and tax planning were $14,620 for the fiscal year ended April 30, 2004. We incurred no such fees during the fiscal year ended 2003. Tax work during fiscal 2004 included principally the completion and filing of corporate income tax returns.

There were no other fees paid to our principal accountants. The selection of Sarna & Company as our independent auditor for the year ended April 30, 2004 was ratified by our shareholders in their annual meeting held April 29, 2004.

27 of 33

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOUSE OF BRUSSELS CHOCOLATES INC.

By:	/s/ Grant Petersen
Grant Petersen, Chief Executive Officer
Date: July 28, 2004

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Robert Wesolek
Robert Wesolek, Chief Financial Officer
(Principal Accounting Officer)
Director
Date: July 28, 2004

By:	/s/ Grant Petersen
Grant Petersen, Chief Executive Officer
(Principal Executive Officer)
Director
Date: July 28, 2004

By:	/s/ John Veltheer
John Veltheer, Chief Executive Officer
(Principal Executive Officer)
Director
Date: July 28, 2004

By:	/s/ Dr. William Donovan
Dr. William Donovan,
Chairman of the Board of Directors
Date: July 28, 2004

By:
Richard Siemens,
Director
Date: July 28, 2004

By:	/s/ Harold Kahn
Harold Kahn,
Director
Date: July 28, 2004

APPENDIX

HOUSE OF BRUSSELS CHOCOLATES INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED APRIL 30, 2004

Report of Independent Auditors

Consolidated Balance Sheets as of April 30, 2004 and April 30, 2003

Consolidated Statements of Operations for the Years Ended April 30, 2004 and 2003

Consolidated Statement of Changes in Shareholders’ Equity for the Period
from April 30, 2002 to April 30, 2004

Consolidated Statements of Cash Flows for the Years Ended April 30, 2004 and 2003

Notes to the Consolidated Financial Statements

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors
House of Brussels Chocolates, Inc.

We have audited the accompanying consolidated balance sheet of House of Brussels Chocolates, Inc., as of April 30, 2004 and April 30, 2003 and the related statements of operations and accumulated deficit, changes in shareholders' equity, and statement of cash flows for the years then ended. These financial statements are the responsibility of House of Brussels Chocolates’ management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of House of Brussels Chocolates, Inc. as of April 30, 2004 and April 30, 2003, and the results of its operations, changes in shareholders' equity and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule of expenses is presented for the purposes of additional analysis and is not a required part of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Sarna & Company

Sarna & Company
Certified Public Accountants
Westlake Village, California
July 16, 2004

HOUSE OF BRUSSELS CHOCOLATES INC.
Consolidated Balance Sheets as of April 30, 2004 and April 30, 2003

	APRIL 30, 2004	APRIL 30, 2003
	(audited)	(audited)

ASSETS
Current assets
Cash	$153,438	$56,364
Accounts receivable, net	414,835	204,779
Inventory	1,286,838	1,016,040
Prepaid expenses	479,386	144,872
Total current assets	2,334,497	1,422,055

Software	55,124	4,734
Property, plant and equipment, net of amortization	951,866	681,980
Other assets	75,046	16,906
	$3,416,533	$2,125,675

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$902,286	$1,053,096
Due to related parties, net	313,983	60,000
Current portion of obligations under capital lease	-	28,609
Total current liabilities	1,216,269	1,141,705

Long-term debt	-	214,713
	1,216,269	1,356,418

Capital stock
Authorized
60,000,000 common shares, $0.001 par value
4,000,000 preferred shares
Issued
25,560,575 common shares (19,541,422 at April 30, 2003 )	25,561	19,541
Additional paid-in capital	7,659,725	5,739,892
Warrants and stock options issued	3,467,928	204,048
Accumulated other comprehensive income	341,660	332,626
Accumulated deficit	(9,294,610)	(5,526,850)
	2,200,264	769,257
	$3,416,533	$2,125,675

The accompanying notes are an integral part of these financial statements

HOUSE OF BRUSSELS CHOCOLATES INC.
Consolidated Statements of Operations for the Years Ended April 30, 2004 and April 30, 2003

	APRIL 30, 2004	APRIL 30, 2003
	(audited)	(audited)
Sales	$2,480,536	$3,046,851
Cost of sales, excluding amortization	2,385,694	1,778,100
Gross profit	94,842	1,268,751

Selling, general and administrative expenses	3,733,122	1,634,137
(includes stock based compensation of $1,760,436)
Deprecation and Amortization of software,	129,481	123,759
property, plant and equipment
	3,862,603	1,757,896

Net loss	$(3,767,761)	$(489,145)

Weighted-average number of common shares	21,234,238	14,628,135
outstanding
Basic and diluted loss per share	$(0.18)	$(0.03)

The accompanying notes are an integral part of these financial statements

HOUSE OF BRUSSELS CHOCOLATES INC.
Consolidated Statement of Changes in Shareholders' Equity for the Period from April 30, 2002 to April 30, 2004

	COMMON STOCK		ADDITIONAL PAID IN	WARRANTS AND			ACCUMULATED OTHER COMPREHENSIVE	SHAREHOLDERS'
	SHARES	AMOUNT	CAPITAL	OPTIONS	AMOUNT	DEFICIT	INCOME	EQUITY
Balance April 30, 2002	11,315,900	$11,316	731,359	250,000	$34,739	$(1,171,574)		$(394,160)
Shares issued on acquisition of House of Brussels
Holdings Ltd. - May 6, 2002	30,000,000	30,000	3,080,546			(6,000)	292,584	3,397,130
Adjustment for consolidation of subsidiaries			224,265			(3,523,436)	25,392	(3,273,779)
Elimination of House of Brussels Chocolates Inc.
additional paid in capital and deficit			(1,171,574)			1,171,574
Shares issued on acquisition of GFC Ventures Corp.	13,684,700	13,685	1,491,632			(1,505,317)
Elimination of GFC Ventures accumulated deficit						(2,952)		(2,952)
Conversion of related party loans and expenses	5,413,121	5,413	481,767	5,413,121	108,263			595,443
Conversion of loan from shareholder of House of
Brussels Holdings Ltd.	858,443	859	76,382	858,443	17,188			94,429
Conversion of Convertible Note	1,363,636	1,364	121,363	1,363,636	27,273			150,000
Stock-based compensation in exchange for services	5,416,579	5,417	76,295					81,712
Private Placements	3,037,500	3,037	118,248	3,037,500	215			121,500
Convertible notes exercised	21,481,278	21,481	380,948	16,831,250	16,320			418,749
	92,571,157	92,572	5,611,231	27,753,950	203,998	(5,037,705)	317,976	1,188,072
1-for-5 reverse split, March 4, 2003	(74,056,911)	(74,058)	74,058	(22,203,160)
	18,514,246	18,514	5,685,289	5,550,790	203,998	(5,037,705)	317,976	1,188,072
Debt settlement	27,176	27	5,653					5,680
Private Placement	1,000,000	1,000	48,850	1,000,000	150			50,000
Expired share purchase warrants			100		(100)
Foreign currency translation adjustment							14,650	14,650
Loss for the year						(489,145)		(489,145)
Comprehensive loss								(474,495)
Balance April 30, 2003	19,541,422	$19,541	5,739,892	6,550,790	$204,048	$(5,526,850)	$332,626	$769,257

The accompanying notes are an integral part of these financial statements

HOUSE OF BRUSSELS CHOCOLATES INC.
Consolidated Statement of Changes in Shareholders' Equity for the Period from April 30, 2002 to April 30, 2004

	COMMON STOCK		ADDITIONAL PAID IN	WARRANTS			ACCUMULATED OTHER COMPREHENSIVE	SHAREHOLDERS'
	SHARES	AMOUNT	CAPITAL	AND OPTIONS	AMOUNT	DEFICIT	INCOME	EQUITY
Expired share purchase warrants			5,055	(716,977)	$(5,055)
Stock-based compensation in exchange for services	507,349	508	(73,728)	874,256	215,807			142,587
Stock-based compensation in exchange for finance fee	2,000	2	1,098					1,100
Private Placements	2,512,407	2,512	410,950	2,132,629	1,080,631			1,494,093
Warrants issued in exchange for services			(18,360)	2,015,000	1,691,644			1,673,284
Warrants exercised	2,822,172	2,823	1,405,066	(2,822,172)	(220,128)			1,187,762
Warrants issued as stock-based compensation for
executive signing bonus				50,000	23,072			23,072
Shares issued in partial payment for the purchase
of "The Candy Jar"	200,000	200	199,800					200,000
Cancel shares, April 2004	(24,775)	(25)	(10,048)					(10,073)
Options issued under the 2004 stock option plan				540,000	477,909			477,909
Foreign currency translation adjustment							9,034	9,034
Loss for the period						(3,767,761)		(3,767,761)
Comprehensive loss								(3,758,727)
Balance April 30, 2004	25,560,575	$25,561	7,659,725	8,623,526	$3,467,928	$(9,294,611)	$341,660	$2,200,264

The accompanying notes are an integral part of these financial statements

HOUSE OF BRUSSELS CHOCOLATES INC.
Consolidated Statements of Cash Flows for the Years Ended April 30, 2004 and April 30, 2003

	APRIL 30, 2004	APRIL 30, 2003
	(audited)	(audited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income for the period	$(3,767,761)	$(489,145)
Adjustments to reconcile net loss for the period to net cash used in operating activities
Amortization of software	10,840	1,387
Amortization of property and equipment	118,641	122,372
Loss (gain) on disposal of assets	48,480	(20,701)
Employee and officer compensation through stock options	477,909
Common stock and warrants issued for compensation	1,829,970	81,712
Changes in non-cash working capital items
Accounts receivable	(200,430)	2,031
Inventory	(228,478)	(559,976)
Prepaid expenses	(328,295)	(108,184)
Other assets	(58,226)	(15,450)
Accounts payable and accrued liabilities	(198,064)	475,036
Unearned revenue	-	-
	(2,295,414)	(510,918)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayments of) loans	52,636	(276,912)
Proceeds from (repayments to) related parties	202,890	(111,765)
Proceeds from (repayments of) long term debt	(229,371)	214,713
Repayments of obligations under capital lease	(30,562)	(87,068)
Proceeds from issuance of convertible securities	1,187,762
Proceeds from conversion of debt to common shares	-	1,264,301
Proceeds from issuance of common shares	1,494,093	171,500
	2,677,448	1,174,769
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase (proceeds from disposal) of property and equipment	(465,833)	(5,634)
Issuance of common shares for purchase of subsidiary	200,000	1,505,317
Change in accumulated deficit from acquisition of subsidiary	-	(2,205,031)
	(265,833)	(705,348)
Foreign exchange effect on cash	(19,127)	89,417
Increase (decrease) in cash and cash equivalents	$97,074	$47,920
Cash and cash equivalents, beginning of the period	56,364	8,444
Cash and cash equivalents, end of the period	$153,438	$56,364

The accompanying notes are an integral part of these financial statements

HOUSE OF BRUSSELS CHOCOLATES INC.
Consolidated Statements of Cash Flows for the Years Ended April 30, 2004 and April 30, 2003

	APRIL 30, 2004	APRIL 30, 2003
	(audited)	(audited)
SUPPLEMENTAL CASH FLOW INFORMATION	$-	$-
Cash paid for income taxes	-	-
Cash paid for interest
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES	-	-

The accompanying notes are an integral part of these financial statements

HOUSE OF BRUSSELS CHOCOLATES INC.
Notes to the Consolidated Financial Statements

1.	Nature of Operations

On March 4, 2003, in connection with a merger of operations, Green Fusion Corporation changed its name to House of Brussels Chocolates Inc. ("We" or the "Company") and now trades under the symbol of HBSL on the OTC Bulletin Board. We were originally incorporated under the name of House of Brussels Chocolate Inc. on March 5, 1998 in the State of Nevada. We are a manufacturer of high-quality and gourmet chocolate products with production facilities in both Canada and the United States. Since 2003 the Company has undertaken a transition in its primary focus from retail chocolate sales, to wholesale supplier of chocolates using both in-house brands and private labels. In February 2004, we created a wholly-owned subsidiary, "ChocoMed Inc.", to investigate the use of chocolate as a carrier for dietary supplements, functional foods and pharmaceutical compounds to treat various medical conditions.

2.	Significant Accounting Policies

Principles of Consolidation
These consolidated financial statements include the accounts of House of Brussels Chocolates Inc. and all its subsidiaries after the elimination of intercompany accounts and transactions.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements
During the fiscal year ended April 30, 2004, we elected a timely transition to "fair market value" based accounting for stock options in accordance with "Statement of Financial Accounting Standard 148." As a result, we currently recognize the fair market value of all options awarded to officers, elected directors and employees as compensation expense in the accompanying financial statements.

Other recently issued accounting pronouncements will have no significant impact on the Company and its reporting methods.

Accounts receivable
Accounts receivable result from sales to wholesale customers and are net of an allowance for doubtful accounts and returns. The Company reviews the allowances on a quarterly basis, and at that time, the allowances are adjusted to maintain them at an amount estimated to be adequate to cover any future losses.

Inventories
Inventories include finished goods, packaging supplies, and raw materials. Finished goods are valued at the lower of cost or net realizable value, on a weighted average basis. Packaging and raw materials are valued at the lower of cost or net realizable value, on a first in first out basis.

Software, Property, Plant and Equipment
Purchases of software, property, plant and equipment are recorded at cost. Depreciation and amortization rates are determined based upon the estimated useful life of the asset. Maintenance and repairs are charged to expenses as they are incurred. In the event facts and circumstances indicate the carrying value of capital assets may be impaired, an evaluation of recoverability is performed. If an evaluation is required, the estimated future undiscounted cash flow associated with the asset is compared to the asset's carrying amount to determine if a write-down to market or discounted cash flow is required.

HOUSE OF BRUSSELS CHOCOLATES INC.
Notes to the Consolidated Financial Statements

Amortization and depreciation on Software and Property, Plant and Equipment is calculated using the following annual rates:

Category	Rate	Method
Automotive equipment	30%	Diminishing balance
Computer equipment and software	30%	Diminishing balance & straight line
Furniture and fixtures	20%	Diminishing balance & straight line
Other equipment	20%	Diminishing balance
Production equipment and moulds	10%	Diminishing balance & straight line
Leasehold improvements	5 years	Straight line

Accumulated Other Comprehensive Income
Accumulated other comprehensive income (loss) is reported on the Consolidated Balance Sheet and comprehensive loss is reported on the Consolidated Statement of Changes in Shareholders’ Equity.

Results of operations for foreign entities are translated using the average exchange rates during the period. For foreign entities, assets and liabilities are translated to U.S. dollars using the exchange rates in effect at the balance sheet date. Resulting translation adjustments are recorded as a component of other comprehensive loss.

Revenue Recognition
Sales revenue is recognized when the products have been shipped.

Cost of sales
Cost of sales represents costs directly related to the manufacture and distribution of the Company’s products. Primary costs include raw materials, packaging, direct labor, including employee benefits, overhead, and shipping and handling.

3.	Inventories

Inventories consisted of the following at April 30:

	2004	2003
Finished goods	$394,792	$279,978
Unpacked finished goods	32,800	62,292
Packaging material	418,628	267,545
Raw material	349,522	307,379
Development costs	91,096	98,846
	$1,286,838	$1,016,040

4.	Prepaid Expenses

Prepaid expenses consisted of the following at April 30:

	2004	2003
Travel advances and miscellaneous	$132,607	$13,869
Prepaid consulting fees	264,584	35,000
Due from related party		45,021
Deposits, promotions and royalties	18,064	46,331
Insurance	64,131	4,651
	$479,386	$144,872

HOUSE OF BRUSSELS CHOCOLATES INC.
Notes to the Consolidated Financial Statements

5.	Software, Property, Plant and Equipment, Net

Software, property, plant and equipment consisted of the following at April 30:

	2004			2003
		Accumulated	Net Book	Net Book
	Cost	Amortization	Value	Value

Software	$93,774	$36,850	$56,924	$4,734

Automotive equipment	$51,007	$39,734	$11,273	$15,415
Computer equipment	129,502	104,260	25,242	19,960
Furniture and fixtures	78,352	67,918	10,434	110,329
Leasehold improvements	338,664	338,664	0	43,425
Other equipment	81,488	50,870	30,618	27,595
Production equipment and moulds	1,477,956	603,657	874,299	465,256
	$2,156,969	$1,205,103	$951,866	$681,980

6.	Due to Related Parties

Amounts due to related parties are advances made to us by the directors, or past directors, of the Company and have no stated terms of repayment.

7.	Loan payable

The loan payable was obtained from Distacom Ventures Inc., a private company controlled by Mr. Richard Siemens, one of our directors and a 10% shareholder. The loan is repayable by May 31, 2004 and accrues interest at the rate of 7% per annum. The loan was advanced and is repayable in Canadian dollars and is secured by a General Security Agreement having a first charge over the assets of the Company.

8.	Obligations Under Capital Lease

The Company had leased certain manufacturing equipment through CIBC Leasing and one vehicle from Ford Leasing. The leases all expired during the current year and title to the equipment was transferred to the company.

9.	Stock Option Plan

On April 29, 2004 our Shareholders approved, and we implemented, a stock option plan for both employees and directors of the Company and its subsidiaries. Under terms of the plan we may grant options to purchase up to 1,250,00 shares of our common stock at discounts up to 15% off market price. During the current year, we issued options for 810,000 shares in grant sizes ranging from 10,000 to 200,000 shares to our Directors and employees at an exercise price $1.63 per share and an expiration timeframe of 3 years. Vesting related to these options vary. Options to purchase 440,000 of our shares remain available under the plan at fiscal year end. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model and the resulting compensation expense has been included in the accompanying financial statements.

HOUSE OF BRUSSELS CHOCOLATES INC.
Notes to the Consolidated Financial Statements

10.	Share Capital

The Company issued a total of 6,019,153 shares during the year ended April 30, 2004. During the same period, 5,071,885 share purchase warrants were issued, 716,977 warrants expired and 2,822,172 warrants were exercised for a net increase in warrants of 1,532,736. Shares and warrants were issued to investors for private placements and to consultants for stock-based compensation. The fair value of each warrant was estimated on the date of grant using the Black-Scholes option-pricing model and the resulting equity value or expense has been included in the accompanying financial statements.

11.	Subsequent Events

On June 8, 2004 the Company signed a Memorandum of Understanding with DeBas Chocolate Inc. ("DeBas") of Fresno, CA, whereby Brussels will acquire DeBas for a combination of cash, stock and assumption of debt. The terms of purchase are subject to completion of due diligence and the required financial audit.

12.	Transactions with Related Parties

Debt Conversion
On November 30, 2002 we issued 1,500,000 investment units to Evan Baergen, our then Chief Financial Officer, and 1,500,000 investment units to Grant Petersen, our current Chief Executive Officer, President and Director. The units were issued upon the conversion of two (2) notes payable by the Company to Mr. Baergen and Mr. Petersen in the amount of $75,000 each in compensation for services rendered. The notes were converted at a price of $0.05 per investment unit. Each unit was comprised of one share of common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one share of common stock at a price of $0.30 per share during the period from closing until May 2004. A total of 1,500,000 shares and 1,500,000 share purchase warrants were issued to each of Mr. Baergen and Mr. Petersen. During May 2004, Mr. Petersen exercised his option to purchase all of the shares of our common stock available under his warrants. During May 2004, Mr. Baergen also exercised his option to purchase all of the shares of our common stock available under his warrants. All securities issued in connection with these transactions were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

Distacom Ventures Loan
During fiscal years 2003 and 2004 our Canadian subsidiary borrowed an aggregate of $343,000 CDN (equal to approximately $250,000) from Distacom Ventures Inc., a private company controlled by Mr. Richard Siemens, one of our directors and a 10% shareholder. The loan is secured by a general security agreement granted by Brussels Chocolates Ltd. against all of its present and after acquired personal property. Under the terms of the loan, Brussels Chocolates Ltd. pays interest at the rate of 7% per annum. An initial $180,000 CDN was advanced effective February 12, 2003 and subsequent advances of $20,000 CDN and $143,000 CDN were made on April 30, 2003 and May 2, 2003 respectively. The maturity date of all amounts advanced was May 31, 2004. During April 2004, the amounts due Distacom were offset by the exercise of stock purchase warrants for 171,689 of our shares at a price of $1.25 each. The shares issued in connection with this exercise were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act. The residual amount due was paid in full subsequent to our year end.

Richard Siemens
In January 2004, Mr. Siemens, one of our directors and a 10% shareholder, forwarded $99,844 to fund the issuance of certain share purchase warrants. As a result of timing related issues, however, those warrants subsequently expired without exercise. As a result, we currently have an accrued liability to Mr. Siemens in the amount of $99,844.

Theodore Labella
In December 2002, we issued 100,000 investment units to Mr. Theodore Labella (a greater than 5% shareholder) pursuant to the conversion of a convertible note issued by us in the amount of $20,000. Each unit was comprised of one share of common stock

HOUSE OF BRUSSELS CHOCOLATES INC.
Notes to the Consolidated Financial Statements

and one share purchase warrant. Each share purchase warrant entitled the holder to purchase one share of common stock at a price of $0.30 per share during the period from closing until February 24, 2004. Subsequently, these share purchase warrants have been exercised in full for proceeds to the Company in the amount of $30,000.

Also in December 2002, we issued 250,000 investment units to Mr. Labella, pursuant to a subscription agreement for proceeds of $50,000. Each unit was comprised of one share of common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one share of common stock at a price of $0.50 per share during the period from closing until March 25, 2004. Subsequently, these share purchase warrants have been exercised in full for proceeds to the Company in the amount of $125,000.

In January 2003, pursuant to a loan agreement between the Company and Mr. Labella in the amount of $50,000, we issued a total of 930,006 common shares to Mr. Labella as repayment of the loan plus interest.

On May 15, 2003, we issued 74,256 units to Hideko Ak Labella, spouse of Mr. Labella, pursuant to a consulting agreement. Each unit was comprised of one share of common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one share of common stock at a price of $0.50 (post-split) per share during the period ending May 13, 2004. On April 30, 2004, these share purchase warrants were exercised in full for proceeds to the Company in the amount of $37,128.

GPAV Investments Ltd.
In December 2002, we issued 500,000 common shares to GPAV Investments Ltd. (a greater than 5% shareholder) pursuant to a consulting agreement dated November 30, 2002 at a deemed value of $25,000.

On April 30, 2003, we issued 1,000,000 investment units to GPAV Investments Ltd., pursuant to a subscription agreement for proceeds of $50,000. Each unit was comprised of one share of common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one share of common stock at a price of $0.30 per share during the period from closing until May 31, 2004. On April 8, 2004, these share purchase warrants were exercised in full for proceeds to the Company in the amount of $300,000.

Stephen Whittington
In September 2002, Mr. Stephen Whittington (a former director and officer of the Company) advanced $60,000 to us to assist with cash flow needs. No formal agreement exists regarding the advance. This loan is unsecured with no fixed date of repayment.

Evan Baergen
In December 2003, Evan Baergen (a former director and officer of the Company) advanced $88,055 to us to assist with cash flow needs. No formal agreement exists regarding the advance. This loan is unsecured with no fixed date of repayment. During May 2004, the total amount due Mr. Baergen was offset by his exercise of stock purchase warrants for shares of our common at a price of $0.30 each. The shares issued in connection with this exercise were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

William Donovan, M.D.
We presently have a Consulting Agreement with Dr. William Donovan, our Chairman of the Board and Director, to provide consulting services regarding the Company’s product development. This Agreement is for a period of 24 months and terminates on November 6, 2005. Under the terms of the Agreement, Dr. Donovan received a Share Purchase Warrant for 260,000 shares of our stock at a warrant exercise price of $1.02 per share. This warrant expires twelve months from the date of issuance.

HOUSE OF BRUSSELS CHOCOLATES INC.
Notes to the Consolidated Financial Statements

Directors
During February & March 2004, a total of 1,520,000 share purchase warrants were issued to four (4) members of our Board of Directors, two of which are also officers of the Company. All warrants were issued in exchange for services. Our Chief Financial Officer, Robert Wesolek, received warrants for the purchase of 500,000 shares at an exercise price of $1.65 which expire February 23, 2009. Our Chief Operating Officer, John Veltheer, received warrants for the purchase of 500,000 shares at an exercise price of $1.85 which expire March 12, 2009. Our Director, Hal Kahn, received warrants for the purchase of 260,000 shares at an exercise price of $1.58 which expire March 31, 2009. The residual warrants relate to a Consulting Agreement with Dr. William Donovan, our Chairman of the Board, to provide consulting services regarding the Company’s product development. This Agreement is for a period of 24 months and terminates on November 6, 2005. Under the terms of the Agreement, Dr. Donovan received a share purchase warrant for 260,000 shares of our stock at a warrant exercise price of $1.02 per share. These issuances were completed pursuant to Section 4(2) of the Act. All securities issued in connection with the warrants will be endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

Rents
From May 1, 2002 until December 31, 2002, the Company paid rent for its factory and head office location totaling approximately $185,500 to Distacom Ventures Inc., a private company controlled by Mr. Richard Siemens, one of our directors and a 10% shareholder. The two shareholders sold the premises leased by the Company in December 2002 to an unrelated third party. The monthly lease rate remains unchanged and is considered to be approximate fair market value for similar premises.

HOUSE OF BRUSSELS CHOCOLATES INC.
Notes to the Consolidated Financial Statements

SUPPLEMENTAL SCHEDULE OF EXPENSES
	YEAR ENDED APRIL 30	YEAR ENDED APRIL 30
	2004	2003
	(audited)	(audited)
Selling expenses
Bad debts	$30,658	$16,263
Interest and bank fees	11,605	44,316
Office and miscellaneous	7,339	12,450
Promotion and advertising	302,873	115,659
Rent and utilities	168,140	80,249
Salaries, benefits and consulting fees	364,702	486,753
Travel and entertainment	142,884	69,119
	1,028,201	824,809

General and administrative expenses
Board of Directors Fees	1,760,436	-
Interest, bank fees and foreign exchange	94,780	9,662
Office and miscellaneous	72,187	46,098
Promotion and advertising		4,163
Professional fees	124,595	180,930
Rent and utilities	46,311	42,239
Salaries, benefits and consulting fees	538,152	511,989
Travel and entertainment	19,980	34,948
Gain on write-off of long-term assets	48,480	(20,701)
	2,704,921	809,328

Total selling, general and administrative expenses	$3,733,122	$1,634,137

The accompanying notes are an integral part of these financial statements