Form 10QSB
period 2004-07-31
HOUSE OF BRUSSELS CHOCOLATES INC
filed 2004-09-14
CIK 1072367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

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

(713) 599-0800
(Issuer’s telephone number)

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 30,513,326 Shares of $0.001 par value Common Stock outstanding as of September 9, 2004.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

HOUSE OF BRUSSELS CHOCOLATES INC.

FORM 10-QSB
For The Quarter Ended July 31, 2004

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Consolidated Balance Sheets as of July 31, 2004 and April 30, 2004

Consolidated Statements of Operations for the Three Month Periods Ending July 31, 2004 and July 31, 2003

Consolidated Statement of Changes in Shareholders’ Equity for the Period From April, 30, 2004 to July 31, 2004

Consolidated Statements of Cash Flows for the Three Month Periods Ending July 31, 2004 and July 31, 2003

Notes to the Consolidated Financial Statements for the Quarter Ended July 31, 2004

HOUSE OF BRUSSELS CHOCOLATES INC.

CONSOLIDATED FINANCIAL STATEMENTS AS OF JULY 31, 2004
AND FOR THE THREE MONTH PERIOD THEN ENDED

HOUSE OF BRUSSELS CHOCOLATES INC.
Consolidated Balance Sheets as of July 31, 2004 and April 30, 2004

	JULY 31, 2004	APRIL 30, 2004
	(unaudited)	(audited)

ASSETS
Current assets
Cash	$482,579	$153,438
Accounts receivable, net	1,159,622	414,835
Inventory	2,280,106	1,286,838
Prepaid expenses	413,839	479,386
Total current assets	4,336,146	2,334,497

Software, net	52,623	55,124
Land and building, net	1,179,297	-
Property, plant and equipment, net	1,475,005	951,866
Goodwill	920,040	-
Other assets	334,296	75,046
	$8,297,407	$3,416,533

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,232,475	$757,137
Accrued liabilities	797,795	145,149
Current portion of capital lease and long-term debt	77,654	-
Due to related parties, net	327,653	313,983
Total current liabilities	2,435,577	1,216,269

Capital lease liability	88,260	-
Long-term debt	1,053,664	-
	3,577,501	1,216,269

Capital stock
Authorized
60,000,000 common shares, $0.001 par value
4,000,000 preferred shares
Issued
30,090,398 (April 30, 2004 - 25,560,575 ) common shares	30,090	25,561
Additional paid-in capital	10,796,775	7,659,725
Warrants and stock options issued	3,406,944	3,467,928
Accumulated other comprehensive income	401,274	341,660
Accumulated deficit	(9,915,177)	(9,294,610)
	4,719,906	2,200,264
	$8,297,407	$3,416,533

The accompanying notes are an integral part of these financial statements

HOUSE OF BRUSSELS CHOCOLATES INC.
Consolidated Statements of Operations for the Three Month Periods Ending July 31, 2004 and July 31, 2003

	3 MONTHS ENDED	3 MONTHS ENDED
	JULY 31, 2004	JULY 31, 2003
	(unaudited)	(unaudited)

Sales	$797,284	$272,126
Cost of sales, excluding depreciation	645,801	247,534
Gross profit	151,483	24,592

Selling, general and administrative expenses	734,400	445,309
Amortization and depreciation	37,650	62,241
	772,050	507,550

Net loss	$(620,567)	$(482,958)

Weighted-average number of common shares	27,290,143	19,652,943
outstanding
Basic and diluted loss per share	$(0.02)	$(0.02)

The accompanying notes are an integral part of these financial statements

HOUSE OF BRUSSELS CHOCOLATES INC.
Consolidated Statement of Changes in Shareholders' Equity for the Period from April 30, 2004 to July 31, 2004

							ACCUM-
							ULATED
							OTHER
			ADDITIONAL	WARRANTS			COMPRE-
	COMMON STOCK		PAID IN	AND			HENSIVE	SHAREHOLDERS'
	SHARES	AMOUNT	CAPITAL	OPTIONS	AMOUNT	DEFICIT	INCOME	EQUITY
Balance April 30, 2004	25,560,575	$25,561	7,659,725	8,623,526	$3,467,928	$(9,294,610)	$341,660	$2,200,263
Warrants and options exercised for common stock	4,048,781	4,048	2,956,623	(4,048,781)	(547,932)			2,412,740
Stock-based compensation for legal services	15,000	15	25,485					25,500
Warrants expired			35,439	(354,391)	(35,439)			-
Options under the 2004 stock option plan				87,150	78,356			78,356
Private placements	142,000	142	152,121					152,263
Warrants issued			(312,294)	518,454	444,031			131,737
Stock issued for acquisition of Debas Chocolates	324,042	324	929,676					930,000
Shares held in escrow			(650,000)					(650,000)
Foreign currency translation adjustment							59,614	59,614
Loss for the period						(620,567)		(620,567)
Comprehensive loss								(560,952)
Balance July 31, 2004	30,090,398	$30,090	$10,796,775	4,825,958	$3,406,944	$(9,915,177)	$401,274	$4,719,906

The accompanying notes are an integral part of these financial statements

HOUSE OF BRUSSELS CHOCOLATES INC.
Consolidated Statement of Cash Flows for the Three Month Periods Ending July 31, 2004 and July 31, 2003

	3 MONTHS ENDED	3 MONTHS ENDED
	JULY 31, 2004	JULY 31, 2003
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(620,567)	$(482,958)
Adjustments to reconcile net loss for the period to net cash used in operating activities
Amortization	37,650	62,241
Employee and officer compensation through stock options	78,355	-
Common stock and warrants issued for compensation	25,500	73,587
Changes in non-cash working capital items
Accounts receivable	(733,560)	(29,174)
Inventory	(943,247)	(253,350)
Prepaid expenses	68,100	(41,636)
Other assets	(1,179,009)	-
Accounts payable and accrued liabilities	999,415	538,166
	(2,267,363)	(133,124)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayments of) loans and other long term debt	1,236,318	62,172
Proceeds from (repayments to) related parties	13,146	(4,374)
Repayments of obligations under capital lease	88,260	(1,674)
Proceeds from exercise of previously issued warrants	2,412,739	-
Proceeds from issuance of securities	284,000	191,500
	4,034,463	247,624
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, land,
building and equipment, net of disposals	(1,715,408)	(86,890)
Shares held in escrow	(650,000)	-
Issuance of common shares for purchase of subsidiary	930,000	-
	(1,435,408)	(86,890)
Foreign exchange effect on cash	(2,551)	(44,448)
Increase (decrease) in cash and cash equivalents	$329,141	$(16,838)
Cash and cash equivalents, beginning of the period	153,438	56,364
Cash and cash equivalents, end of the period	$482,579	$39,526

SUPPLEMENTAL CASH FLOW INFORMATION	$-	$-
Cash paid for income taxes	-	-
Cash paid for interest
SUPPLEMENTAL NON-CASH INVESTING & FINANCING ACTIVITIES	-	-

The accompanying notes are an integral part of these financial statements

HOUSE OF BRUSSELS CHOCOLATES INC.
Notes to the Consolidated Financial Statements for the Quarter Ended July 31, 2004

1.	Nature of Operations

House of Brussels Chocolates Inc., a Nevada corporation ("We" or the "Company"), trades under the symbol of HBSL on the OTC Bulletin Board. We were originally incorporated under the name of House of Brussels Chocolates Inc. on March 5, 1998. We manufacture gourmet quality chocolate products in our plants located in Vancouver, B.C., Canada, Fresno, California and San Francisco, California. We have over 20 years experience in manufacturing and distributing high-end chocolates. Our award-winning products have a long history of customer acceptance and are manufactured to the strictest standards. In February 2004, we also created a wholly-owned subsidiary, "ChocoMed Inc.", to investigate the use of chocolate as a carrier for dietary supplements, functional foods and pharmaceutical compounds to treat various medical conditions.

2.	Significant Events

In May 2004, we executed an agreement with Walgreens for the sale of private label chocolates using our "Truffelinos" and "Truffelinos Lite" trademarks. As part of the agreement, we transferred those trademarks to Walgreens and received a guarantee that Walgreens would purchase not less than $3,000,000 in product annually for a two (2) year period. Founded in 1901, Walgreens is a national retail pharmacy chain that is largely considered to be the leader in innovative drugstore retailing. Walgreens operates over 4,200 drugstores in 44 states and Puerto Rico.

On July 29, 2004, we entered onto a stock purchase agreement with DeBas Chocolates, Inc., a California corporation ("DeBas") whereby we purchased all of the outstanding shares of common stock of DeBas. We undertook this acquisition to expand our manufacturing capacity, increase revenues, enhance product lines and add a variety of highly recognizable gourmet trademarks to our family of offerings. As part of the transaction, we also acquired a strategically located manufacturing and production facility which we believe will assist in lowering the cost of our product distribution. Additionally, Guy Debbas, Founder and President of DeBas, will remain with us as Vice President of Product Development under a five-year employment agreement.

We acquired all of the outstanding shares of DeBas from Guy Debbas, its sole shareholder. We agreed upon a purchase price of $1,130,000 payable in $200,000 cash and 324,042 shares of our restricted common stock valued at $930,000. In addition, we absorbed approximately $1,124,000 in net liabilities from DeBas. Of the purchase price tendered, $150,000 cash and 226,481 shares of our common stock have been held in escrow awaiting distribution to either Mr. Debbas or future cancellation by the Company. The market value of the amounts escrowed is $800,000. For accounting purposes, approximately $700,000 of these escrowed amounts have been excluded from purchase price as we believe they are currently non-estimable or will not be paid. The accompanying financial statements include $50,000 in restricted cash and $650,000 as an offset to additional paid in capital for shares held in escrow to account for this purchase price adjustment. As of July 31, 2004, we have identified and recorded nearly $450,000 in liabilities which offset future purchase payments to Mr. Debbas. Of the remaining amounts due, $98,000 is withheld contingent upon the achievement of revenue goals, and $152,000 is held against the settlement of future proceedings the results of which are currently non-estimable. We have tentatively recognized $920,000 in goodwill associated with this acquisition. Our goodwill allocation however, is subject to substantial revision based upon final valuation of the assets and liabilities absorbed in the purchase. The funds utilized for the purchase were derived from the cash and equity of the Company.

The terms and conditions of the stock purchase agreement were the result of arm's length negotiations between the parties. We believe the transaction was favorable to us in view of the payment terms, synergies associated with the personnel absorbed and the market value of the underlying assets of DeBas. No formal appraisal or fairness opinion was done in connection with this transaction.

3.	Significant Accounting Policies

Basis of presentation
The accompanying consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States for interim financial information. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company’s management, the unaudited consolidated financial statements contain all adjustments necessary (consisting of normal recurring adjustments) for a fair presentation of the financial position as of July 31, 2004 and the results of our operations for the period then ended. These financial statements should be read in conjunction with the audited financial statements and related notes of the Company included in our Form 10-KSB for the year ended April 30, 2004 filed with Securities Exchange Commission on July 29, 2004.

HOUSE OF BRUSSELS CHOCOLATES INC.
Notes to the Consolidated Financial Statements for the Quarter Ended July 31, 2004

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

Business combinations and goodwill
Business combinations and goodwill are accounted for in accordance with FASB 141 and 142 respectively. As such, the purchase method of accounting is applied to all acquisitions and goodwill is not amortized unless its value is impaired.

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

Software, land, building, plant and equipment
Purchases of software, land, buildings, plant and equipment are recorded at cost. Depreciation and amortization rates are determined based upon the estimated useful life of the asset. Land is not depreciated. Maintenance and repairs are charged to expenses as they are incurred. In the event facts and circumstances indicate the carrying value of capital assets may be impaired, an evaluation of recoverability is performed. If an evaluation is required, the estimated future undiscounted cash flow associated with the asset is compared to the asset's carrying amount to determine if a write-down to market or discounted cash flow is required.

Amortization and depreciation on Software, Building and Property, Plant and Equipment is calculated using the following annual rates:

Category	Rates	Method
Software and computer equipment	30%	Diminishing balance and straight line
Building	5%	Diminishing balance
Automotive	30%	Diminishing balance
Furniture and fixtures	20%	Diminishing balance and straight line
Production equipment and molds	10%	Diminishing balance and straight line
Leasehold improvements	20%	Straight line
Other equipment	20%	Diminishing balance

Accumulated other comprehensive income
Accumulated other comprehensive income (loss) is reported on the Consolidated Balance Sheet and comprehensive loss is reported on the Consolidated Statement of Changes in Shareholders’ Equity.

HOUSE OF BRUSSELS CHOCOLATES INC.
Notes to the Consolidated Financial Statements for the Quarter Ended July 31, 2004

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

Stock Based Compensation
During the fiscal year ended April 30, 2004, we elected a timely transition to "fair market value" based accounting for stock options in accordance with "Statement of Accounting Standard 148." As a result, we currently recognize the fair market value of all options awarded to officers, elected directors and employees as compensation expense in the accompanying financial statements.

Income taxes
The Company recognizes income tax expense as it is incurred, but does not recognize the potential value of tax benefits associated with its retained losses until such benefits are probable and likely to materialize.

Other recently issued accounting pronouncements
Other recently issued accounting pronouncements will have no significant impact on the Company and its reporting methods.

4.	Inventories

Inventories consisted of the following:

	July 2004	April 2004

Finished goods	$986,433	$394,792
Unpackaged finished goods	233,246	32,800
Packaging materials	528,753	418,628
Raw materials	395,323	349,522
Inventory Development Costs	136,351	91,096
	$2,280,106	$1,286,838

5.	Prepaid Expenses

Prepaid expenses consisted of the following:

	July 2004	April 2004

Travel advances and miscellaneous	$-	$132,607
Prepaid consulting fees	220,487	264,584
Deposits, promotions and royalties	115,108	18,064
Insurance	78,244	64,131
	$413,839	$479,386

HOUSE OF BRUSSELS CHOCOLATES INC.
Notes to the Consolidated Financial Statements for the Quarter Ended July 31, 2004

6.	Software, Land and Building, Property, Plant and Equipment, Net

Software, land and building, property, plant and equipment consisted of the following:

	July 2004			April 2004
		Accumulated	Net Book	Net Book
	Cost	Amortization	Value	Value

Software	$96,779	$44,156	$52,623	$55,124

Land and building	1,198,000	18,703	1,179,297	-

Automotive	70,139	53,648	16,491	11,273
Computer equipment	251,282	198,302	52,980	25,242
Furniture and fixtures	112,010	82,912	29,098	10,434
Production equipment and molds	2,422,702	1,087,235	1,335,467	874,299
Leasehold improvements	387,354	377,088	10,266	-
Other equipment	96,244	65,542	30,703	30,618
	$3,339,731	$1,864,727	$1,475,005	$951,866

7.	Due to Related Parties

Amounts due to related parties are advances made to us by the directors, or past directors, of the Company and have no stated terms of repayment.

8.	Capital Lease Liability

In connection with its acquisition of Debas, the Company has acquired certain leased manufacturing equipment through Santa Barbara Leasing. Lease payments of $1,555.68 are due monthly through May 2009 at which time the leased equipment may be purchased at a bargain price of $1.00.

9.	Long-Term Debt

In connection with its acquisition of Debas, the Company assumed long-term debt consisting of bank loans and lines of credit. This indebtedness includes amounts due to Business Loan Center (New York), County Bank (California), California Bank and Trust (California) and Bank of America (California). The loan from Business Loan Center carries an annual interest rate of 5.58% over LIBOR and requires monthly payments of $5,340. The principle balance is $732,561 and security pledged includes all real estate, plant machinery and equipment, furniture, inventory and accounts receivable. Monthly payments on the loan from County Bank are $2,940 and the principle balance is $130,070 (bearing interest at Prime plus 1.5%). The County Bank debt is guaranteed by the U.S. Small Business Administration and collateralized by all inventory, chattel paper, accounts, equipment and general intangibles owned or later acquired. The loan from California Bank is also guaranteed by the U.S. Small Business Administration. It requires monthly payments of $2,719 and has a principle balance of $142,390 (bearing interest at Prime plus 1.5%). The security given on this debt consists of inventory, accounts, equipment, general intangibles and fixtures along with machinery and furniture. The loan from Bank of America has a principal balance of $4,459 and is collateralized by an automobile. The lines of credit issued by Bank of America and County Bank and are currently at their maximum amounts $100,000 (bearing interest at LIBOR plus 3.77%) and $9,587 respectively.

HOUSE OF BRUSSELS CHOCOLATES INC.
Notes to the Consolidated Financial Statements for the Quarter Ended July 31, 2004

Principle payments for the next five years are estimated to be:

2004	$69,400
2005	71,500
2006	75,000
2007	78,750
2008	118,000

10.	Stock Option Plan

On April 29, 2004, our Shareholders approved, and we implemented, a stock option plan for both employees and directors of the Company and its subsidiaries. Under terms of the plan we may grant options to purchase up to 1,250,000 shares of our common stock at discounts up to 15% off market price. During the prior fiscal year, we issued options for 810,000 shares in grant sizes ranging from 10,000 to 200,000 shares to our Directors and employees at an exercise price $1.63 per share and an expiration timeframe of 3 years. Vesting related to these options vary. Options to purchase 440,000 of our shares remain available under the plan at fiscal year end. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model and the resulting compensation expense has been included in the accompanying financial statements.

11.	Share Capital

The Company issued a total of 4,529,823 shares during the current period ended July 31, 2004. During the same period, 518,454 share purchase warrants were issued, 354,391 warrants expired and 4,048,781 warrants were exercised for a net decrease in warrants of 3,884,718. Shares and warrants were issued to investors for private placements and to consultants for stock-based compensation. The fair value of each warrant was estimated on the date of grant using the Black-Scholes option-pricing model and the resulting equity value or expense has been included in the accompanying financial statements.

12.	Contingent Liabilities

Non-Cancelable Lease Obligation
The Company’s new administrative offices and manufacturing facility, located in Delta, BC are leased under a fifteen (15) year operating lease which expires July 31, 2019. Base rent does not include operating expenses, taxes or a management fee for which the company is also liable. Annual base rent on the premises is currently $228,890, payable in monthly installments of $19,074.

Minimum annual payments under the lease as of August 1, 2004, for the next five years are:
2004
$228,890
228,890
228,890
242,354
242,354

Total	$1,171,378

Obligation Under Employment Agreement
In connection with our purchase of DeBas, we entered into a five year employment agreement with its former shareholder, Guy Debbas. A copy of this agreement is attached hereto as Exhibit 10.4. Under the terms of this agreement, Mr. Debbas became the Company’s Vice President of Product Development at an annual salary of $100,000. In addition, Mr. Debbas received an option to purchase 50,000 shares of our common stock at an exercise price of $2.38 per share until July 29, 2007. This option was granted in accordance with the terms of our 2004 Stock Option Plan and vests with respect to 100% of its shares in one year from the date of grant. The agreement also included terms requiring certain duties of confidentiality and non-competition from Mr. Debbas. This agreement provides for termination of employment with or without cause and in the event of disability or death. If the agreement is terminated without cause, Mr. Debbas will be entitled to a severance payment of $25,000.

HOUSE OF BRUSSELS CHOCOLATES INC.
Notes to the Consolidated Financial Statements for the Quarter Ended July 31, 2004

13.	Related Party Transactions

Debt Conversion
On November 30, 2002, we issued 1,500,000 investment units to Evan Baergen, our then Chief Financial Officer, and 1,500,000 investment units to Grant Petersen, our current Chief Executive Officer, President and Director. The units were issued upon the conversion of two (2) notes payable by the Company to Mr. Baergen and Mr. Petersen in the amount of $75,000 each in compensation for services rendered. The notes were converted at a price of $0.05 per investment unit. Each unit was comprised of one share of common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one share of common stock at a price of $0.30 per share during the period from closing until May 2004. A total of 1,500,000 shares and 1,500,000 share purchase warrants were issued to each of Mr. Baergen and Mr. Petersen. During May 2004, Mr. Petersen exercised his option to purchase all of the shares of our common stock available under his warrants. During May, 2004, Mr. Baergen also exercised his option to purchase 293,920 shares of common stock available under his warrants. All securities issued in connection with these transactions were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

Distacom Ventures Loan
During fiscal years 2003 and 2004, our Canadian subsidiary borrowed an aggregate of $343,000 CDN (equal to approximately $250,000) from Distacom Ventures Inc., a private company controlled by Mr. Richard Siemens, one of our directors and a 10% shareholder. The loan is secured by a general security agreement granted by Brussels Chocolates Ltd. against all of its present and after acquired personal property. Under the terms of the loan, Brussels Chocolates Ltd. pays interest at the rate of 7% per annum. An initial $180,000 CDN was advanced effective February 12, 2003 and subsequent advances of $20,000 CDN and $143,000 CDN were made on April 30, 2003 and May 2, 2003 respectively. The maturity date of all amounts advanced was May 31, 2004. During April 2004, the amounts due Distacom were offset by the exercise of previously issued stock purchase warrants for 171,689 of our shares at a price of $1.25 each. The shares issued in connection with this exercise were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

Richard Siemens
In January 2004, Mr. Siemens, one of our directors and a 10% shareholder, forwarded $99,844 to fund the issuance of certain share purchase warrants. As a result of timing related issues, however, those warrants subsequently expired without exercise. As a result, an accrued liability to Mr. Siemens in the amount of $99,844 is included in the accompanying financial statements.

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

HOUSE OF BRUSSELS CHOCOLATES INC.
Notes to the Consolidated Financial Statements for the Quarter Ended July 31, 2004

In January 2003, pursuant to a loan agreement between the Company and Mr. Labella in the amount of $50,000, we issued a total of 930,006 common shares to Mr. Labella as repayment of the loan plus interest.

On May 15, 2003, we issued 74,256 units to Hideko Ak Labella, spouse of Mr. Labella, pursuant to a consulting agreement. Each unit was comprised of one share of common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one share of common stock at a price of $0.50 (post-split) per share during the period ending May 13, 2004. On April 30, 2004, these share purchase warrants were exercised in full for proceeds to the Company in the amount of $37,128. The fair value of each investment unit was estimated on the date of grant using the Black-Scholes option-pricing model and the resulting equity value or expense has been included in the accompanying financial statements.

On July 30, 2004, Mr. Labella purchased 67,000 shares of our common stock at a price of $2.00 each under the terms of a private placement made to "accredited investors", as that term is defined in Rule 501 of Regulation D of the Act. The Company received $134,000 in proceeds from this sale.

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

Evan Baergen
In December 2003, Evan Baergen (a former director and officer of the Company) advanced $88,055 to us to assist with cash flow needs. No formal agreement existed regarding the advance. This loan was unsecured with no fixed date of repayment. During May 2004, the total amount due Mr. Baergen was offset by his exercise of stock purchase warrants for shares of our common at a price of $0.30 each. The shares issued in connection with this exercise were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

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

HOUSE OF BRUSSELS CHOCOLATES INC.
Notes to the Consolidated Financial Statements for the Quarter Ended July 31, 2004

Directors
During February and March 2004, a total of 1,520,000 share purchase warrants were issued to four (4) members of our Board of Directors, two of which are also officers of the Company. All warrants were issued in exchange for services. Our Chief Financial Officer, Robert Wesolek, received warrants for the purchase of 500,000 shares at an exercise price of $1.65 which expire February 23, 2009. Our Chief Operating Officer, John Veltheer, received warrants for the purchase of 500,000 shares at an exercise price of $1.85 which expire March 12, 2009. Our Director, Harold Kahn, received warrants for the purchase of 260,000 shares at an exercise price of $1.58 which expire March 31, 2009. The residual warrants relate to a Consulting Agreement with Dr. William Donovan, our Chairman of the Board, to provide consulting services regarding the Company’s product development. This Agreement is for a period of 24 months and terminates on November 6, 2005. Under the terms of the Agreement, Dr. Donovan received a share purchase warrant for 260,000 shares of our stock at a warrant exercise price of $1.02 per share. These issuances were completed pursuant to Section 4(2) of the Act. The fair value of each warrant was estimated on the date of grant using the Black-Scholes option-pricing model and the resulting equity value or expense has been included in the accompanying financial statements.

On July 30, 2004, we issued 260,000 shares of our common stock to two members of our Board of Directors pursuant to the exercise of previously issued share purchase warrants. Dr. William Donovan, our Director and Chairman, received 160,000 of these shares, and Harold Kahn, our Director, received 100,000 of these shares. The warrants had exercise prices ranging from $1.02 to $1.58. We received $321,200 in total proceeds from these exercises. In connection with these transactions, we also issued share purchase warrants for 260,000 shares as a financing incentive to these Directors at an exercise price of $3.00 per share. Dr. William Donovan, our Director and Chairman, received one of these warrants for 160,000 shares, and Harold Kahn, our Director, received one of these warrants for 100,000 shares. The term of the warrants ranged from July 27, 2006 to March 31, 2009.

HOUSE OF BRUSSELS CHOCOLATES INC.
Supplemental Statement of Expenses for the Three Month Periods Ending July 31, 2004 and July 31, 2003

SUPPLEMENTAL SCHEDULE OF EXPENSES

	3 MONTHS ENDED	3 MONTHS ENDED
	JULY 31, 2004	JULY 31, 2003
	(unaudited)	(unaudited)

Selling expenses
Bad debts	$21,583	$-
Promotion and advertising	39,959	77,111
Rent and utilities	4,421	52,864
Salaries, benefits and consulting fees	147,745	87,349
Travel and entertainment	83,605	13,151
	297,313	230,475

General and administrative expenses
Board of Directors Fees	44,097	-
Interest, bank fees and foreign exchange	15,014	10,433
Office and miscellaneous	56,383	12,086
Professional fees	41,191	107,797
Rent and utilities	14,169	3,818
Salaries, benefits and consulting fees	250,779	79,051
Travel and entertainment	15,454	1,649
	437,087	214,834

Total selling, general and administrative expenses	$734,400	$445,309

HOUSE OF BRUSSELS CHOCOLATES INC.
FORM 10-QSB For the Quarter Ended July 31, 2004

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company’s unaudited consolidated financial statements and related notes included elsewhere in this report and our Form 10-KSB for the year ended April 30, 2004 filed with Securities Exchange Commission on July 29, 2004.

FORWARD LOOKING STATEMENTS

The information contained in this Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties, including among other things, statements regarding the Company's capital needs, business strategy and expectations. Any statement which does not contain an historical fact may be deemed to be a forward-looking statement. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating forward looking statements, you should consider various factors, including the risk factors outlined in our latest Form 10-KSB, and, from time to time, in other reports the Company files with the SEC. These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements.

OVERVIEW

House of Brussels Chocolates Inc. ("We", the "Company" or "House of Brussels") owns and operates Brussels Chocolates Ltd. and House of Brussels Chocolates (USA), Ltd. ("HOBC (USA)") (collectively referred to as "Brussels Chocolates").  We are established manufacturers of gourmet quality chocolate products with plants in Vancouver, B.C., Canada, Fresno, California and San Francisco, California. We have over 20 years experience in manufacturing and distributing high-end chocolates. Our Company offers a full line of gourmet quality, Belgian chocolates, made from high-grade ingredients. Our award-winning products have a long history of customer acceptance and are manufactured to the strictest standards.

During the past two years, we have completed a substantial transition in our business strategy. In early 2002, we primarily marketed our products directly to consumers through 13 high-end retail outlets. Based on our assessment of marketing costs and manufacturing capacity, we determined to redirect our efforts. Currently, we pursue "private labeling" and wholesale distribution customers exclusively. Our clients represent a diversified group of wholesalers. Large customers such as Walgreens, Nordstrom and Costco now represent a significant portion of our revenue. We continue to focus our marketing at large companies with the objective of reducing our selling and administrative expenses as a percentage of our revenues. This strategy, however, makes us more dependent on a few, large customers.

In May 2004, we executed an agreement with Walgreens for the sale of private label chocolates using our "Truffelinos" and "Truffelinos Lite" trademarks. As part of the agreement, we transferred those trademarks to Walgreens and received a guarantee that Walgreens would purchase not less than $3,000,000 in product annually for a two (2) year period. Founded in 1901, Walgreens is a national retail pharmacy chain that is largely considered to be the leader in innovative drugstore retailing. Walgreens operates over 4,200 drugstores in 44 states and Puerto Rico. We project sales to Walgreens will substantially exceed the minimum guarantee. In addition, during this fiscal quarter, we have received significant purchase orders and commitments to purchase our products from a variety of large retailers including Costco Western Canada, Nordstroms, Laura Secord, Eckerds and KFM Foods International.

We anticipate revenues for the fiscal quarter ending October 31, 2004 will be substantially in excess of total revenues reported for the entire fiscal year ended April 30, 2004.

HOUSE OF BRUSSELS CHOCOLATES INC.
FORM 10-QSB For the Quarter Ended July 31, 2004

As a chocolate wholesaler, we are subject to significant seasonality in demand. We undertake expansion in new markets with the objective of evening out large seasonal variations in revenue. One of our management’s goals is to reduce or eliminate the severity of historical revenue and plant utilization swings. We believe the diversification of our products and markets will significantly reduce those seasonal effects. Further, we believe the acquisition of targeted business units can be accretive to our earnings, enhance revenues and assist in normalizing demand fluctuations. Consequently, from time-to-time, we investigate and pursue acquisitions we believe will help consolidate and/or accelerate our growth.

 On July 29, 2004, we entered into a stock purchase agreement with DeBas Chocolates, Inc., a California corporation ("DeBas") whereby we purchased all of the outstanding shares of common stock of DeBas. We undertook this acquisition to expand our manufacturing capacity, increase revenues, enhance product lines and add a variety of highly recognizable gourmet trademarks to our family of offerings. As part of the transaction, we also acquired a strategically located manufacturing and production facility which we believe will assist in lowering the cost of our product distribution. Additionally, Guy Debbas, Founder and President of DeBas, will remain with us as Vice President of Product Development under a five-year employment agreement. We believe Mr. Debbas is uniquely skilled in manufacturing efficiencies and product research & development.

In this transaction, we acquired all of the outstanding shares of DeBas from Guy Debbas, its sole shareholder. We agreed to a purchase price of $1,130,000 payable $200,000 in cash and 324,042 shares of our restricted common stock valued at $930,000. In addition, we absorbed approximately $1,124,000 in net liabilities from DeBas. Of the purchase price tendered, $150,000 cash and 226,481 shares of our common stock have been held in escrow awaiting distribution to either Mr. Debbas or cancellation by the Company. The market value of the amounts escrowed is $800,000. For accounting purposes, approximately $700,000 of these escrowed amounts have been excluded from purchase price as we believe they are currently non-estimable or will not be paid. We have tentatively recognized $920,000 in goodwill associated with this acquisition. Our goodwill allocation however, is subject to substantial revision based upon final valuation of the assets and liabilities absorbed in the purchase. The funds utilized for the purchase were derived from the cash and equity of the Company.

The terms and conditions of the stock purchase agreement were the result of arm's length negotiations between the parties. We believe the transaction was favorable to us in view of the payment terms, synergies associated with the personnel absorbed and the market value of the underlying assets of DeBas. No formal appraisal or fairness opinion was done in connection with this transaction.

RESULTS OF OPERATIONS

During the fiscal quarter ended July 31, 2004, we recorded $797,000 in revenues which represents a 193% increase in our sales volume over the same period during the previous year. In connection with these increased sales, our cost of goods sold increased by 161% generating a gross margin of $151,000 or 19%. When compared to the quarter ended July 31, 2003, our gross margin and gross margin percentage increased by $127,000 and 10% respectively. Despite enhanced sales and margins, we recognized a loss of $621,000 for the current quarter. In largest part, our loss relates to the residual impact of normal seasonal downturns and our ongoing investment in selling and administrative personnel required to support our expansion. Included in this loss is $104,000 in stock based compensation related to stock options granted during the prior year and expensed in this quarter as a result of our timely transition to "fair market value" based accounting for options in accordance with "Statement of Financial Accounting Standard 148."

Revenues

Our sales revenues increased $525,000 or 193%, from $272,000 to $797,000 for the fiscal quarters ending July 31, 2003 and 2004, respectively. In largest part, this increase is attributable to approximately $267,000 in sales generated under our newly executed contract with Walgreens and nearly $170,000 in revenues reported by our recently acquired subsidiary, DeBas. This increase in revenue is especially significant since it occurred in a fiscal quarter which traditionally is a seasonal low-point.

HOUSE OF BRUSSELS CHOCOLATES INC.
FORM 10-QSB For the Quarter Ended July 31, 2004

Cost of Sales

Our cost of sales increased by $398,000 to $646,000, or 161%, for the quarter ended July 31, 2004, when compared to cost of sales of $248,000 for the same quarter in the prior year. Substantially all of this increase was matched by associated increases in sales revenue on which we earned a gross margin of 19%. Our gross margin for the same period during fiscal 2004 was only 9%. In largest part, the 10% increase in margin between periods reflects better utilization of labor and a stronger absorption of overheads costs.

Selling, general and administrative expenses

Our selling, general and administrative expenses increased to $734,000 for the quarter ended July 31, 2004 from $445,000 for the quarter ended July 31, 2003, an increase of $289,000 or 65%. In largest part, this increase can be attributed to a growth of $276,000 in the amounts we paid in salaries, benefits and directors fees during the current quarter. Of this amount, we recognized $49,000 in stock based compensation related to stock options granted during the prior year and expensed in this quarter as a result of our timely transition to "fair market value" based accounting for options in accordance with "Statement of Financial Accounting Standard 148." Overall, the increase in salaries and fees represents our ongoing investment in selling and administrative personnel required to support our expansion.

FINANCIAL CONDITION

At July 31, 2004, our total assets equal $8,297,000 which represents an increase of nearly $4,881,000 or 143% over assets reported at April 30, 2004. The build-up in current assets, including inventories and receivables resulted from an increase in actual and projected sales volumes and accounted for $2,002,000 of the increase in assets overall. Substantially all of the residual increase is attributable to assets purchased in connection with our acquisition of DeBas. These assets include $920,040 in goodwill associated with that transaction. Our acquisition of DeBas also resulted in the absorption of approximately $2,493,000 in additional liabilities. Of that amount, $1,351,000 will be payable within the next twelve months. Our current ratio (the ratio of current assets to current liabilities), is 1.78 at July 31, 2004 which represents a decline from 1.92 at April 30, 2004. In the event internally generated profits or our financing efforts do not provide adequate resources to sustain our growth, the lack of cash required to extinguish liabilities and invest in expansion, could result in a substantial decline in our expectations of earnings.

LIQUIDITY AND CAPITAL RESOURCES

During the current fiscal quarter, our operations were primarily financed using cash generated from revenues, sales of our common stock and the exercise of share purchase warrants. Asset purchases and the buildup of inventories contributed heavily to the cash required by our operations during this quarter. In total, we consumed $2,267,000 in excess of amounts generated by product sales. This shortfall was offset in its entirety by $2,697,000 in capital raised from our shareholders.

Cash required for on-going operations has increased significantly. Our need for raw materials and our investment in inventories has become sharply higher. Though we seek customers with non-seasonal demand, our products sales always reflect a strong element of holiday purchasing. As a result, we face significant cash needs during the periods in which we generate the least revenue. Further, our acquisition of DeBas resulted in the use of cash and the absorption of additional liabilities. Among those liabilities is approximately $260,000 in employee related taxes which are delinquent. A lien for $156,806 has been placed against DeBas in connection with these past due amounts. Since our acquisition of Debas, we have paid all new tax obligations in full when due. We have also granted a limited power of attorney to an expert to negotiate favorable payment terms and possible reductions in penalties from the IRS. In addition, we intend to pursue settlement negotiations with respect to a variety of outstanding DeBas liabilities. In one instance subsequent to July 31, 2004, we have reached an agreement with a significant vendor to accept the equivalent of $235,398 in shares of our restricted common stock in lieu of cash payable under the terms of a previous liability.

HOUSE OF BRUSSELS CHOCOLATES INC.
FORM 10-QSB For the Quarter Ended July 31, 2004

On July 27, 2004, we executed a 15-year lease for new manufacturing and office space for our Canadian operations outside of Vancouver, BC. This facility provides 74,000 square feet of useable space at an initial monthly rate of $30,000 including certain taxes, operating expenses and management fees. We anticipate the move to the new facility will be completed over the next two quarters. Though we will endeavor to minimize the cash required to support this change in location, necessary expenditures could strain cash flows.

We are actively seeking working capital to meet future needs. The support of our shareholders has been invaluable and we plan to continue our efforts to raise additional capital from the equity marketplace. In that connection, we have made application and are actively pursuing listing on a senior domestic stock exchange.

If we are unable to generate operating profits, we will require additional financing to pay costs including product development, marketing, rent, payrolls and facilities expense associated with our core business. Because of low interest rates, we believe debt financing may be an attractive option. We are involved in discussions with several financial institutions concerning financing arrangements whereby we could borrow funds against large purchase orders or accounts receivable. We may attempt to secure debt based on our inventories and fixed assets as well. If short-term and/or long-term financing cannot be obtained as described, we will have to revise our planned expansion so that cash flow generated by operations is sufficient to meet our cash requirements. There is no assurance that additional financing will be obtained. In the event our financing efforts do not provide adequate resources to sustain our growth, losses from operations or cash used to invest in our expansion, could result in substantial decline in our future expectations.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements during the fiscal quarter ended July 31, 2004.

ITEM 3.   CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2004, that being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Grant Petersen and Chief Financial Officer, Robert Wesolek. Based upon that evaluation, these management executives concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal quarter ended July 31, 2004, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

HOUSE OF BRUSSELS CHOCOLATES INC.
FORM 10-QSB For the Quarter Ended July 31, 2004

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

2.	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

PART II--OTHER INFORMATION

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During our quarter ended July 31, 2004, we completed the following transactions in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the "Act") as provided in Section 4(2) thereof. All certificates issued in connection with these transactions were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act. None of the transactions involved a public offering, underwriting discounts or sales commissions. We believe that each person had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risks of our securities and that each person was knowledgeable about our operations and financial condition.

1.	On June 4, 2004 we issued 773,688 shares of common stock to seven (7) investors pursuant to the exercise of previously issued share purchase warrants. 728,233 of the warrants were exercisable at a price of $1.25 per share and 45,455 of the warrants had an exercise price of $0.65 per share. We received proceeds in the amount of $939,837 from these exercises.

On June 4, 2004, we also issued 1,100,000 shares of common stock to our Chief Executive Officer, Grant Petersen and 293,920 shares of common stock to our former officer/director, Evan Baergen. These share issuances were also pursuant to the exercise of previously issued share purchase warrants. Each warrant had an exercise price of $0.30 per share. We received proceeds in the amount of $418,056 from these exercises.

2.	On June 9, 2004 we issued 1,206,480 shares of common stock to an investor pursuant to the exercise of a previously issued share purchase warrant. The warrant had an exercise price of $0.30 per share. We received proceeds in the amount of $361,944 from this warrant exercise.

3.	During the period from July 1st through July 9th, 2004 we issued 248,184 shares of common stock to four (4) investors pursuant to the exercise of previously issued share purchase warrants. The warrants had an exercise price of $0.65 per share. We received proceeds in the amount of $161,320 from these exercises.

4.	On July 29, 2004, we issued 324,042 shares of our common stock as partial compensation for our purchase of 100% of the outstanding capital stock of DeBas Chocolate Inc. The market value of our common stock at the date of purchase was $2.87 per share or $930,000. Pursuant to the stock purchase agreement, 226,481 of the shares issued, were placed in escrow awaiting the final measurement of assets and liabilities assumed in the transaction.

HOUSE OF BRUSSELS CHOCOLATES INC.
FORM 10-QSB For the Quarter Ended July 31, 2004

5.	On July 30, 2004, we sold 142,000 shares of our common stock to three investors at a price of $2.00 per share. We received total proceeds on the sales of $284,000. These sales were made to "accredited investors", as that term is defined in Rule 501 of Regulation D of the Act.

On July 30, 2004, we also issued 421,909 shares of our common stock to four (4) investors, including two members of our Board of Directors pursuant to the exercise of previously issued share purchase warrants. Dr. William Donovan, our Director and Chairman, received 160,000 of these shares, and Harold Kahn, our Director, received 100,000 of these shares. The warrants had exercise prices ranging from $0.85 to $1.76. We received $523,432 in total proceeds from these exercises. In connection with these transactions, we also issued share purchase warrants for 376,454 as a financing incentive to the same four (4) investors at an exercise price of $3.00 per share. Dr. William Donovan, our Director and Chairman, received one of these warrants for 160,000 shares, and Harold Kahn, our Director, received one of these warrants for 100,000 shares. The term of the warrants ranged from July 27, 2006 to March 31, 2009.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number	Description of Exhibit
10.1	Product and trademark sales Agreement between House of Brussels Chocolates Inc. and Walgreens (1)
10.2	Facilities Lease Agreement between House of Brussels Chocolates Inc. and 5290 Investments Ltd.(2)
10.3	Stock Purchase Agreement between House of Brussels Chocolates Inc. and DeBas Chocolate Inc.(2)
10.4	Employment Agreement between House of Brussels Chocolates Inc. and Guy Debbas (3)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Annual Report on Form 10-KSB filed on July 29, 2004.
(2)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K filed on August 3, 2004.
(3)	Filed as an Exhibit to this Quarterly Report on Form 10-QSB.

HOUSE OF BRUSSELS CHOCOLATES INC.
FORM 10-QSB For the Quarter Ended July 31, 2004

REPORTS ON FORM 8-K

We filed a Form 8-K on May 18, 2004, to report that we entered into a guaranteed 2-year, multi-million dollar agreement to manufacture gourmet chocolates for Walgreens Co. of Deerfield, Illinois ("Walgreens") under a private label contract.

Subsequent to the quarter end, we filed a Form 8-K dated August 3, 2004 reporting that effective July 29, 2004, House of Brussels Chocolates Inc. entered a Stock Purchase Agreement with DeBas Chocolates, Inc., a California corporation ("DeBas") whereby we purchased all of the outstanding shares of Common Stock of DeBas to increase our business of manufacturing and retailing gourmet chocolate products.

Further, on that same Form 8-K we reported that on July 27, 2004, we executed a 15-year lease for new manufacturing facilities and office space supporting our Canadian operations outside of Vancouver, BC.

HOUSE OF BRUSSELS CHOCOLATES INC.
FORM 10-QSB For the Quarter Ended July 31, 2004

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOUSE OF BRUSSELS CHOCOLATES INC.

Date:	September 14, 2004

By:	s/s Grant Petersen
Grant Petersen
Chief Executive Officer, President and Director

Page 25 of 25