Form 10QSB
period 2004-10-31
HOUSE OF BRUSSELS CHOCOLATES INC
filed 2004-12-15
CIK 1072367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2004

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

(713) 599-0800
(Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 30,920,034 Shares of $0.001 par value Common Stock outstanding as of December 9, 2004.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Page 1 of 26

HOUSE OF BRUSSELS CHOCOLATES INC.

FORM 10-QSB
For The Quarter Ended October 31, 2004

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
ITEM 3.	CONTROLS AND PROCEDURES

PART II--OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 6.	EXHIBITS

SIGNATURES

Page 2 of 26

HOUSE OF BRUSSELS CHOCOLATES INC. FORM 10-QSB For the Quarter Ended October 31, 2004

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Consolidated Balance Sheets as of October 31, 2004 (unaudited) and April 30, 2004

Consolidated Statements of Operations for the Three and Six Month Periods
Ending October 31, 2004 and October 31, 2003 (unaudited)

Consolidated Statement of Changes in Shareholders' Equity for the Six Month Period
From April, 30, 2004 to October 31, 2004 (unaudited)

Consolidated Statements of Cash Flows for the Six Month Periods
Ending October 31, 2004 and October 31, 2003 (unaudited)

Notes to the Consolidated Financial Statements

Page 3 of 26

HOUSE OF BRUSSELS CHOCOLATES INC.

CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2004

Page 4 of 26

HOUSE OF BRUSSELS CHOCOLATES INC. Consolidated Balance Sheets as of October 31, 2004 and April 30, 2004

	OCTOBER 31, 2004	APRIL 30, 2004
	(unaudited)	(audited)

ASSETS
Current assets
Cash	$122,924	$153,438
Accounts receivable, net	3,172,968	414,835
Inventory	2,330,421	1,286,838
Prepaid expenses	560,326	479,386
Total current assets	6,186,639	2,334,497

Software, net	57,455	55,124
Land and building, net	1,168,342	-
Property, plant and equipment, net	1,735,204	951,866
Goodwill	1,043,790	-
Other assets	323,350	75,046
	$10,514,780	$3,416,533

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,513,607	$757,137
Accrued liabilities	912,995	145,149
Current portion of capital lease and long term debt	74,840	-
Due to related parties, net	304,327	313,983
Total current liabilities	3,805,769	1,216,269

Capital lease liability	82,602	-
Long-term debt	1,031,551	-
	4,919,922	1,216,269

Capital stock
Authorized
60,000,000 common shares, $0.001 par value
4,000,000 preferred shares
Issued
30,837,873 (April 30, 2004 - 25,560,575 ) common shares	30,838	25,561
Additional paid-in capital	11,805,096	7,659,725
Warrants and stock options issued	3,308,264	3,467,928
Accumulated other comprehensive income	676,199	341,660
Accumulated deficit	(10,225,539)	(9,294,610)
	5,594,858	2,200,264
	$10,514,780	$3,416,533

The accompanying notes are an integral part of these financial statements

Page 5 of 26

HOUSE OF BRUSSELS CHOCOLATES INC. Consolidated Statements of Operations for the Three Month and Six Month Periods Ending October 31, 2004 and October 31, 2003

	3 MONTHS ENDED OCTOBER 31,		6 MONTHS ENDED OCTOBER 31,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Sales	$4,171,563	$1,070,425	$4,917,210	$1,342,551
Cost of sales, excluding amortization
and depreciation	3,172,172	452,482	3,775,275	700,016
Gross profit	999,391	617,943	1,141,935	642,535

Selling, general and administrative
expenses	1,215,966	423,146	1,947,512	868,455
Amortization and depreciation	80,512	2,107	125,352	64,348
	1,296,478	425,253	2,072,864	932,803

Net loss	$(297,087)	$192,690	$(930,929)	$(290,268)

Weighted-average number of common
shares outstanding	30,454,728	19,652,943	29,048,853	19,928,556
Basic and diluted loss per share	$(0.01)	$0.01	$(0.03)	$(0.01)

The accompanying notes are an integral part of these financial statements

HOUSE OF BRUSSELS CHOCOLATES INC. Consolidated Statement of Changes in Shareholders' Equity for the Period from April 30, 2004 to October 31, 2004

							ACCUMULATED
	COMMON STOCK		ADDITIONAL	WARRANTS			OTHER
			PAID IN	AND			COMPREHENSIVE	SHAREHOLDERS'
	SHARES	AMOUNT	CAPITAL	OPTIONS	AMOUNT	DEFICIT	INCOME	EQUITY

Balance April 30, 2004	25,560,575	$25,561	$7,659,725	8,623,526	$3,467,928	$(9,294,610)	$341,660	$2,200,264
Warrants and options exercised for common stock	4,048,781	4,049	2,956,623	(4,048,781)	(547,932)			2,412,740
Stock-based compensation for services	15,000	15	25,485					25,500
Warrants expired			35,439	(354,391)	(35,439)			-
Options under the 2004 stock option plan				87,150	78,355			78,355
Private placements	142,000	142	152,121					152,263
Warrants issued			(312,294)	518,454	444,032			131,737
Stock issued for acquisition of Debas Chocolates	324,042	324	929,676					930,000
Loss for the period
Foreign currency translation adjustment							59,614
Shares held in contingency			(650,000)					(650,000)
Balance July 31, 2004	30,090,398	$30,091	$10,796,775	4,825,958	$3,406,944		$401,274	$5,280,859
Warrants and options exercised for common stock	423,786	424	453,662	(482,082)	(213,603)			240,483
Stock-based compensation for services	67,005	67	144,934					145,001
Options under the 2004 stock option plan				55,577	49,969			49,969
Stock issued in settlement of debt	96,968	97	235,535					235,632
Private placements	159,716	159	174,190					174,349
Warrants issued				151,716	64,954			64,954
Loss for the period						(930,929)		(930,929)
Foreign currency translation adjustment							274,925	334,539
Balance October 31, 2004	30,837,873	$30,838	$11,805,096	4,551,169	$3,308,264	$(10,225,539)	$676,199	$5,594,858

The accompanying notes are an integral part of these financial statements

HOUSE OF BRUSSELS CHOCOLATES INC. Consolidated Statement of Cash Flows for the Six Month Periods Ended October 31, 2004 and October 31, 2003

	6 MONTHS ENDED	6 MONTHS ENDED
	OCTOBER 31, 2004	OCTOBER 31, 2003
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(930,929)	$(290,268)
Adjustments to reconcile net loss for the period to net cash used in operating activities
Amortization and depreciation	125,352	64,348
Employee and officer compensation through stock options	128,324
Common stock and warrants issued for compensation	170,501	74,687
Changes in non-cash working capital items
Accounts receivable	(2,640,737)	(772,762)
Inventory	(873,360)	(159,703)
Prepaid expenses	(63,192)	21,955
Other assets	(1,314,492)	(1,328)
Accounts payable and accrued liabilities	2,383,728	662,862
	(3,014,805)	(400,209)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans and other long term debt	1,106,391	48,150
Proceeds from (repayments to) related parties	(11,319)	79,836
Additions to (repayments of) obligations under capital lease	82,602	(13,330)
Proceeds from exercise of previously issued warrants	2,653,223	-
Stock issued in settlement of debt	235,632	-
Proceeds from issuance of securities	523,303	526,545
	4,589,832	641,201
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, land, building and equipment	(1,938,169)	(20,179)
Shares held in contingent escrow	(650,000)	-
Issuance of common shares for purchase of subsidiary	930,000	-
	(1,658,169)	(20,179)
Foreign exchange effect on cash	52,628	(216,407)
Increase (decrease) in cash and cash equivalents	$(30,514)	$4,406
Cash and cash equivalents, beginning of the period	153,438	56,364
Cash and cash equivalents, end of the period	$122,924	$60,770

SUPPLEMENTAL CASH FLOW INFORMATION	$-	$-
Cash paid for income taxes	-	-
Cash paid for interest
SUPPLEMENTAL NON-CASH INVESTING &	-	-
FINANCING ACTIVITIES

The accompanying notes are an integral part of these financial statements

HOUSE OF BRUSSELS CHOCOLATES INC. Notes to the Consolidated Financial Statements for the Quarter Ended October 31, 2004

1.	Nature of Operations

House of Brussels Chocolates Inc., a Nevada corporation ("We" or the "Company"), trades under the symbol of HBSL on the OTC Bulletin Board. We were originally incorporated under the name of House of Brussels Chocolates Inc. on March 5, 1998. We manufacture gourmet quality chocolate products in our plants located in Vancouver, B.C., Canada, and Fresno, California. We have over 20 years experience in manufacturing and distributing high-end chocolates. Our award-winning products have a long history of customer acceptance and are manufactured to the strictest standards. In February 2004, we also created a wholly-owned subsidiary, "ChocoMed Inc.", to investigate the use of chocolate as a carrier for dietary supplements, functional foods and pharmaceutical compounds to treat various medical conditions.

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

On July 29, 2004, we entered onto a stock purchase agreement with DeBas Chocolates, Inc., a California corporation ("DeBas") whereby we purchased all of the outstanding shares of common stock of DeBas. We undertook this acquisition to expand our manufacturing capacity, increase revenues, enhance product lines and add a variety of highly recognizable gourmet trademarks to our family of offerings. As part of the transaction, we also acquired a strategically located manufacturing and production facility, which we believe, will assist in lowering the cost of our product distribution. Additionally, Guy Debbas, Founder and President of DeBas, will remain with us as Vice President of Product Development under a five-year employment agreement.

We acquired all of the outstanding shares of DeBas from Guy Debbas, its sole shareholder. We agreed upon a purchase price of $1,130,000 payable in $200,000 cash and 324,042 shares of our restricted common stock valued at $930,000. In addition, we absorbed approximately $1,124,000 in net liabilities from DeBas. At the date of purchase, $150,000 cash and 226,481 shares of our common stock were held in escrow awaiting distribution to either Mr. Debbas or future cancellation by the Company. The market value of the amounts escrowed at the date of purchase was $800,000. For accounting purposes, approximately $700,000 of these escrowed amounts have been excluded from purchase price as we believe they are currently non-estimable or will not be paid. The accompanying financial statements include $50,000 in restricted cash and $650,000 as an offset to additional paid in capital for shares held in escrow to account for this purchase price adjustment. As of October 31, 2004, we have identified and recorded nearly $550,000 in liabilities which offset future purchase payments to Mr. Debbas. Of the remaining amounts due, $98,000 is withheld contingent upon the achievement of revenue goals, and $50,000 is held against the settlement of future proceedings the results of which are currently non-estimable. As a result of an audit of the DeBas balance sheet completed October 7, 2004, we increased the amount recognized as goodwill associated with this acquisition from $920,000 to $1,031,551. Our goodwill allocation however, remains subject to substantial revision based upon final valuation of the assets and liabilities absorbed in the purchase. The funds utilized for the purchase were derived from the cash and equity of the Company.

The terms and conditions of the stock purchase agreement were the result of arm's length negotiations between the parties. We believe the transaction was favorable to us in view of the payment terms, synergies associated with the personnel absorbed and the market value of the underlying assets of DeBas. No formal appraisal or fairness opinion was done in connection with this transaction.

On December 1, 2004 we completed the closure of our manufacturing facilities at 2065 Oakdale Avenue, San Francisco, California. The planned shutdown of this operating location was undertaken to reduce manufacturing costs and consolidate domestic west coast operations at our newly acquired production facilities in Fresno, California. The inventories and manufacturing assets previously located at the San Francisco plant have been reallocated to support operations at both our Fresno and Delta, British Columbia locations. In connection with this closure, the Company incurred certain costs associated with equipment relocation and employee severance. In total, these costs were not material to our overall financial position or results of operations.

Page 9 of 26

HOUSE OF BRUSSELS CHOCOLATES INC. Notes to the Consolidated Financial Statements for the Quarter Ended October 31, 2004

3.	Significant Accounting Policies

Basis of presentation
The accompanying consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States for interim financial information. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the unaudited consolidated financial statements contain all adjustments necessary (consisting of normal recurring adjustments) for a fair presentation of the financial position as of October 31, 2004 and the results of our operations for the periods then ended. These financial statements should be read in conjunction with the audited financial statements and related notes of the Company included in our Form 10-KSB for the year ended April 30, 2004 filed with Securities Exchange Commission on July 29, 2004.

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

Page 10 of 26

HOUSE OF BRUSSELS CHOCOLATES INC. Notes to the Consolidated Financial Statements for the Quarter Ended October 31, 2004

Amortization and depreciation on Software, Building and Property, Plant and Equipment is calculated using the following annual rates:
Category	Rates	Method
Software and computer equipment	30%	Diminishing balance and straight line
Building	5%	Diminishing balance
Automotive	30%	Diminishing balance
Furniture and fixtures	20%	Diminishing balance and straight line
Production equipment and molds	10%	Diminishing balance and straight line
Leasehold improvements	20% and 6.66%	Diminishing balance and straight line
Other equipment	20%	Diminishing balance

Accumulated other comprehensive income
Accumulated other comprehensive income (loss) is reported on the Consolidated Balance Sheet and comprehensive loss is reported on the Consolidated Statement of Changes in Shareholders' Equity.

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

Cost of Sales
Cost of sales represents costs directly related to the manufacture and distribution of the Company's products. Primary costs include raw materials, packaging, direct labor, including employee benefits, facilities overhead, and shipping and handling.

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

Other recently issued accounting pronouncements
Other recently issued accounting pronouncements will have no significant impact on the Company and its reporting methods.

4.	Accounts Receivable Financing Agreement

On September 28, 2004, we entered into an accounts receivable financing agreement with an asset based lender. Under the terms of this agreement, the lender will finance 80% of the value of certain receivables assigned for their collection. The lender charges a fee of one-half percent (.5%) of the face amount of any invoice financed. In addition, we agreed to pay interest in the amount of one and one-half percent (1.5%) on the face value of invoices financed for each 15 day period the amount due on that invoice is outstanding. At October 31, 2004, invoices related to only three customers have been assigned under this agreement and the principal balance due and outstanding is $97,326. Collateral under this agreement includes all present or future contracts for sales, accounts receivable, deposit accounts, chattel paper, letters of credit and inventories whether now or hereafter owned or existing, consigned by or to, or acquired by House of Brussels Inc. or its subsidiary Brussels Chocolates Ltd.

Page 11 of 26

HOUSE OF BRUSSELS CHOCOLATES INC. Notes to the Consolidated Financial Statements for the Quarter Ended October 31, 2004

5.	Inventories

Inventories consisted of the following:

	October 2004	April 2004

Finished goods	$1,061,669	$394,792
Unpackaged finished goods	181,564	32,800
Packaging materials	633,691	418,628
Raw materials	310,809	349,522
Inventory Development Costs	142,688	91,096
	$2,330,421	$1,286,838

6.	Prepaid Expenses
Prepaid expenses consisted of the following:

	October 2004	April 2004

Travel advances and miscellaneous	$10,423	$132,607
Prepaid consulting fees	176,389	264,584
Deposits, promotions and royalties	320,441	18,064
Insurance	53,073	64,131
	$560,326	$479,386

7.	Software, Land and Building, Property, Plant and Equipment, Net
Software, land and building, property, plant and equipment consisted of the following:

	October 2004			April 2004
		Accumulated	Net Book	Net Book
	Cost	Amortization	Value	Value

Software	$158,031	$100,576	$57,455	$55,124

Land and building	1,198,000	29,658	1,168,342	-

Automotive	74,911	58,826	16,085	11,273
Computer equipment	201,982	160,127	41,855	25,242
Furniture and fixtures	185,406	104,782	80,624	10,434
Production equipment and molds	2,648,901	1,159,345	1,489,557	874,299
Leasehold improvements	56,258	25,579	30,679	-
Leased equipment	101,326	55,938	45,388	-
Other equipment	96,631	65,614	31,017	30,618
	$3,365,416	$1,630,212	$1,735,204	$951,866

Page 12 of 26

HOUSE OF BRUSSELS CHOCOLATES INC. Notes to the Consolidated Financial Statements for the Quarter Ended October 31, 2004

8.	Due to Related Parties

Amounts due to related parties is comprised primarily of $279,000 due Guy Debbas, our Vice President of Product Development, in connection with liabilities absorbed during our purchase of DeBas. Under the terms of an amendment to the original stock purchase agreement, payments on this indebtedness have been extended and are now due in 12 equal instalments through October 2005. Principal on this debt bears interest at 5% per annum.

9.	Capital Lease Liability

In connection with its acquisition of Debas, the Company has acquired certain leased manufacturing equipment through Santa Barbara Leasing. Lease payments of $1,555.68 are due monthly through May 2009 at which time the leased equipment may be purchased at a bargain price of $1.00.

10.	Long-Term Debt

In connection with its acquisition of Debas, the Company assumed long-term debt consisting of bank loans and lines of credit. This indebtedness includes amounts due to Business Loan Center (New York), County Bank (California), California Bank and Trust (California) and Bank of America (California). The loan from Business Loan Center carries an annual interest rate of 5.58% over LIBOR and requires monthly payments of $5,340. The principle balance is $729,558 and security pledged includes all real estate, plant machinery and equipment, furniture, inventory and accounts receivable belonging to our DeBas Subsidiary. Monthly payments on the loan from County Bank are $2,940 and the principle balance is $123,417 (bearing interest at Prime plus 1.5%). The County Bank debt is guaranteed by the U.S. Small Business Administration and collateralized by all inventory, chattel paper, accounts, equipment and general intangibles owned or later acquired by DeBas. The loan from California Bank is also guaranteed by the U.S. Small Business Administration. It requires monthly payments of $2,719 and has a principle balance of $131,764 (bearing interest at Prime plus 1.5%). The security given on this debt consists of inventory, accounts, equipment, general intangibles and fixtures along with machinery and furniture belonging to DeBas. The loan from Bank of America has a principal balance of $3,482 and is collateralized by an automobile. The lines of credit issued by Bank of America and County Bank and are currently at their maximum amounts $100,000 (bearing interest at LIBOR plus 3.77%) and $9,169 respectively.

Principle payments for the next five years are estimated to be:

2004	$69,400
2005	71,500
2006	75,000
2007	78,750
2008	118,000

11.	Stock Option Plan

On April 29, 2004, our Shareholders approved, and we implemented, a stock option plan for both employees and directors of the Company and its subsidiaries. Under terms of the plan we may grant options to purchase up to 1,250,000 shares of our common stock at discounts up to 15% off market price. To date, we issued options for 860,000 shares in grant sizes ranging from 10,000 to 200,000 shares to our Directors and employees at exercise prices ranging from $1.63 to $2.38 per share and an expiration timeframe of 3 years. Vestings related to these options vary. Options to purchase 390,000 of our shares remain available under the plan. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model and the resulting amortized compensation expense has been included in the accompanying financial statements.

Page 13 of 26

HOUSE OF BRUSSELS CHOCOLATES INC. Notes to the Consolidated Financial Statements for the Quarter Ended October 31, 2004

12.	Contingent Liabilities

Non-Cancelable Lease Obligation
The Company's new administrative offices and manufacturing facility, located in Delta, BC are leased under a fifteen (15) year operating lease which expires July 31, 2019. Base rent does not include operating expenses, taxes or a management fee for which the company is also liable. Annual base rent on the premises is currently $228,890, payable in monthly installments of $19,074.

Minimum annual payments under the lease as of November 1, 2004, for the next five years are:

$228,890
228,890
228,890
242,354
242,354
Total	$1,171,378
Obligation Under Employment Agreement
In connection with our purchase of DeBas, we entered into a five year employment agreement with its former shareholder, Guy Debbas. Under the terms of this agreement, Mr. Debbas became the Company's Vice President of Product Development at an annual salary of $100,000. In addition, Mr. Debbas received an option to purchase 50,000 shares of our common stock at an exercise price of $2.38 per share until July 29, 2007. This option was granted in accordance with the terms of our 2004 Stock Option Plan and vests with respect to 100% of its shares in one year from the date of grant. The agreement also included terms requiring certain duties of confidentiality and non-competition from Mr. Debbas. This agreement provides for termination of employment with or without cause and in the event of disability or death. If the agreement is terminated without cause, Mr. Debbas will be entitled to a severance payment of $25,000.

13.	Related Party Transactions

Debt Conversion
On November 30, 2002, we issued 1,500,000 investment units to Evan Baergen, our then Chief Financial Officer, and 1,500,000 investment units to Grant Petersen, our current Chief Executive Officer, President and Director. The units were issued upon the conversion of two (2) notes payable by the Company to Mr. Baergen and Mr. Petersen in the amount of $75,000 each in compensation for services rendered. The notes were converted at a price of $0.05 per investment unit. Each unit was comprised of one share of common stock and one share purchase warrant. Each share purchase warrant entitled the holder to purchase one share of common stock at a price of $0.30 per share during the period from issuance until May 2004. A total of 1,500,000 shares and 1,500,000 share purchase warrants were issued to each of Mr. Baergen and Mr. Petersen. During May 2004, Mr. Petersen exercised his option to purchase all of the shares of our common stock available under his warrants. During May 2004, Mr. Baergen also exercised his option to purchase 293,920 shares of common stock available under his warrants. All securities issued in connection with these transactions were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

Distacom Ventures Loan
During fiscal years 2003 and 2004, our Canadian subsidiary borrowed an aggregate of $343,000 CDN (equal to approximately $250,000) from Distacom Ventures Inc., a private company controlled by Mr. Richard Siemens, one of our directors and a greater than 10% shareholder. The loan was secured by a general security agreement granted by Brussels Chocolates Ltd. against all of its present and after acquired personal property. Under the terms of the loan, Brussels Chocolates Ltd. pays interest at the rate of 7% per annum. An initial $180,000 CDN was advanced effective February 12, 2003 and subsequent advances of $20,000 CDN and $143,000 CDN were made on April 30, 2003 and May 2, 2003 respectively. The maturity date of all amounts advanced was May 31, 2004. During April 2004, the amounts due Distacom were offset by the exercise of previously issued stock purchase warrants for 171,689 of our shares at a price of $1.25 each. The shares issued in connection with this exercise were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

Page 14 of 26

HOUSE OF BRUSSELS CHOCOLATES INC. Notes to the Consolidated Financial Statements for the Quarter Ended October 31, 2004

Richard Siemens
In January 2004, Mr. Siemens, one of our directors and a greater than 10% shareholder, forwarded $99,844 to fund the issuance of certain share purchase warrants. As a result of timing related issues, however, those warrants subsequently expired without exercise. On September 15, 2004, Mr. Siemens used the amounts then payable to him, including interest, to offset the purchase price of 59,716 investment units. Each investment unit consisted of one share of our common stock at a purchase price of $1.75 and one share purchase warrant entitling the Mr. Siemens to purchase one share of our common stock at a price of $1.85 per share during the period from issuance until September 7, 2005.

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

On August 18, 2004 and October 8, 2004 Mr. Labella purchased 85,000 and 110,000 shares of our common stock, respectively, pursuant to the exercise of previously issued share purchase warrants. The warrants were exercisable at a price of $0.65 per share, for total proceeds of $126,750. In connection with his second warrant exercise, we also issued Mr. Labella share purchase warrants for 10,000 shares of our common stock at an exercise price of $3.00 per share until September 28, 2006.

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

Page 15 of 26

HOUSE OF BRUSSELS CHOCOLATES INC. Notes to the Consolidated Financial Statements for the Quarter Ended October 31, 2004

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

William Donovan, M.D.
We presently have a Consulting Agreement with Dr. William Donovan, our Chairman of the Board and Director, to provide consulting services regarding the Company's product development. This Agreement is for a period of 24 months and terminates on November 6, 2005. Under the terms of the Agreement, Dr. Donovan received a Share Purchase Warrant for 260,000 shares of our stock at a warrant exercise price of $1.02 per share. This warrant expires twelve months from the date of issuance. The fair value of each warrant was estimated on the date of grant using the Black-Scholes option-pricing model and the resulting equity value or expense has been included in the accompanying financial statements.

Directors
During February and March 2004, a total of 1,520,000 share purchase warrants were issued to four (4) members of our Board of Directors, two of which are also officers of the Company. All warrants were issued in exchange for services. Our Chief Financial Officer, Robert Wesolek, received warrants for the purchase of 500,000 shares at an exercise price of $1.65 which expire February 23, 2009. Our Chief Operating Officer, John Veltheer, received warrants for the purchase of 500,000 shares at an exercise price of $1.85 which expire March 12, 2009. Our Director, Harold Kahn, received warrants for the purchase of 260,000 shares at an exercise price of $1.58 which expire March 31, 2009. The residual warrants relate to a Consulting Agreement with Dr. William Donovan, our Chairman of the Board, to provide consulting services regarding the Company's product development. This Agreement is for a period of 24 months and terminates on November 6, 2005. Under the terms of the Agreement, Dr. Donovan received a share purchase warrant for 260,000 shares of our stock at a warrant exercise price of $1.02 per share. These issuances were completed pursuant to Section 4(2) of the Act. The fair value of each warrant was estimated on the date of grant using the Black-Scholes option-pricing model and the resulting equity value or expense has been included in the accompanying financial statements.

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

HOUSE OF BRUSSELS CHOCOLATES INC. Supplemental Statement of Expenses for the Three Month and Six Month Periods Ended October 31, 2004

	3 MONTHS ENDED OCTOBER 31,		6 MONTHS ENDED OCTOBER 31,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Selling expenses
Bad debts	$21,537	$17,547	$43,514	$17,547
Promotion and advertising	39,782	55,250	88,194	128,075
Rent and utilities	24,374	21,895	28,345	74,759
Salaries, benefits and consulting fees	386,786	110,387	531,217	188,986
Travel and entertainment	51,822	19,686	127,416	32,837
	524,301	224,765	818,686	442,204

General and administrative expenses
Board of Directors Fees	44,097	-	88,195	-
Interest, bank fees and foreign exchange	134,538	29,836	148,627	39,758
Office and miscellaneous	77,079	11,489	164,078	28,372
Professional fees	70,176	30,693	111,788	147,240
Rent and utilities	52,061	6,061	64,747	9,879
Salaries, benefits and consulting fees	279,667	118,600	501,425	197,651
Travel and entertainment	34,047	1,702	49,966	3,351
	691,665	198,381	1,128,826	426,251

Total selling, general and administrative expenses	$1,215,966	$423,146	$1,947,512	$868,455

The accompanying notes are an integral part of these financial statements

HOUSE OF BRUSSELS CHOCOLATES INC. FORM 10-QSB For the Quarter Ended October 31, 2004

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's unaudited consolidated financial statements and related notes included elsewhere in this report and our Form 10-KSB for the year ended April 30, 2004 filed with Securities Exchange Commission on July 29, 2004.

FORWARD LOOKING STATEMENTS

The information contained in this Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties, including among other things, statements regarding the Company's capital needs, business strategy and expectations. Any statement which does not contain an historical fact may be deemed to be a forward-looking statement. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating forward looking statements, you should consider various factors, including the risk factors outlined in our latest Form 10-KSB, and, from time to time, in other reports the Company files with the U.S. Securities and Exchange Commission ("SEC). These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements.

OVERVIEW

House of Brussels Chocolates Inc. ("We", the "Company" or "House of Brussels") owns and operates Brussels Chocolates Ltd., House of Brussels Chocolates (USA), Ltd. ("HOBC USA") and DeBas Chocolate Inc. (DeBas) (collectively referred to as "Brussels Chocolates"). We are established manufacturers of gourmet quality chocolate products with plants in Vancouver, B.C., Canada, Fresno, California and San Francisco, California. We have over 20 years experience in manufacturing and distributing high-end chocolates. Our Company offers a full line of gourmet quality, Belgian chocolates, made from high-grade ingredients. Our award-winning products have a long history of customer acceptance and are manufactured to the strictest standards.

During the past two years, we have completed a substantial transition in our business strategy. In early 2002, we primarily marketed our products directly to consumers through 13 high-end retail outlets. Based on our assessment of marketing costs, we determined to redirect our efforts. Currently, we pursue "private labeling" and wholesale distribution customers exclusively. Our clients represent a diversified group of wholesalers. Large customers such as Walgreens, Safeway, Nordstrom and Costco now represent a significant portion of our revenue. We continue to focus our marketing efforts at large companies with the objective of reducing our selling and administrative expenses as a percentage of our revenues. This strategy, however, makes us more dependent on a few, large customers.

In May 2004, we executed an agreement with Walgreens for the sale of private label chocolates using our "Truffelinos" and "Truffelinos Lite" trademarks. As part of the agreement, we transferred those trademarks to Walgreens and received a guarantee that Walgreens would purchase not less than $3,000,000 in product annually for a two (2) year period. Founded in 1901, Walgreens is a national retail pharmacy chain that is largely considered to be the leader in innovative drugstore retailing. Walgreens operates over 4,200 drugstores in 44 states and Puerto Rico. In addition, during the first half of this fiscal year, we have received significant purchase orders and commitments to purchase our products from a variety of large retailers including Safeway, Costco, Marshall's, TJ Max, Nordstroms, Laura Secord, Eckerds and KFM Foods International.

Page 19 of 26

HOUSE OF BRUSSELS CHOCOLATES INC. FORM 10-QSB For the Quarter Ended October 31, 2004

As a chocolate wholesaler, we are subject to significant seasonality in demand. We undertake expansion in new markets with the objective of evening out large seasonal variations in revenue. One of our goals is to reduce or eliminate the severity of historical revenue and plant utilization swings. We believe the diversification of our products and markets will significantly reduce those seasonal effects. Further, we believe the acquisition of targeted business units can be accretive to our earnings, enhance revenues and assist in normalizing demand fluctuations. Consequently, from time-to-time, we investigate and pursue acquisitions we believe will help consolidate and/or accelerate our growth.

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

In this transaction, we acquired all of the outstanding shares of DeBas from Guy Debbas, its sole shareholder. We agreed to a purchase price of $1,130,000 payable $200,000 in cash and 324,042 shares of our restricted common stock valued at $930,000. In addition, we absorbed approximately $1,124,000 in net liabilities from DeBas. Of the purchase price tendered, $50,000 cash and 226,481 shares of our common stock have been held in escrow awaiting distribution to either Mr. Debbas or cancellation by the Company. The market value of the amounts escrowed at the date of purchase was $800,000. For accounting purposes, approximately $700,000 of these escrowed amounts have been excluded from the purchase price as we believe they are currently non-estimable or will not be paid. As a result of an audit of the DeBas balance sheet completed October 7, 2004, we increased the amount recognized as goodwill associated with this acquisition from $920,000 to $1,031,551. Our goodwill allocation however, remains subject to substantial revision based upon final valuation of the assets and liabilities absorbed in the purchase. The funds utilized for the purchase were derived from the cash and equity of the Company.

The terms and conditions of the stock purchase agreement were the result of arm's length negotiations between the parties. We believe the transaction was favorable to us in view of the payment terms, synergies associated with the personnel absorbed and the market value of the underlying assets of DeBas. No formal appraisal or fairness opinion was done in connection with this transaction.

RESULTS OF OPERATIONS

During the fiscal quarter ended October 31, 2004, we generated $4,172,000 in revenues representing a 290% increase in sales volume over the same period during the previous fiscal year. Our increased sales volume can be attributed to a substantial growth in orders from our expanding private label and wholesale distribution customer base. More specifically, sales under our newly executed contract with Walgreens rose to $875,000 during the fiscal quarter ended October 31, 2004 and our orders from supermarket giant Safeway generated nearly $1,350,000 in revenues during this same period. In connection with these sales our, cost of goods sold increased by $2,720,000 generating a gross margin of nearly $1,000,000 or 24%. Despite enhanced sales, we recognized a loss of $297,087 for the current quarter. In largest part, we believe that loss can be attributed to larger than normal costs of production labor and our ongoing investment in selling and administrative personnel required to support our expansion.

In an effort to control and reduce our costs of production and administration, we have undertaken a rigorous cost reduction and production efficiency review. In part, that review has resulted in the December 1, 2004 closure of our manufacturing facilities at 2065 Oakdale Avenue, San Francisco, California. The shutdown of this operating location was undertaken to reduce manufacturing costs and consolidate domestic west coast operations at our newly acquired production facilities in Fresno, California. The inventories and manufacturing assets previously located at the San Francisco plant have been reallocated to support operations at both our Fresno and Delta, British Columbia locations. In connection with this closure, the Company incurred certain costs associated with equipment relocation and employee severance. In total, these costs were not material to our overall financial position or results of operations.

Page 20 of 26

HOUSE OF BRUSSELS CHOCOLATES INC. FORM 10-QSB For the Quarter Ended October 31, 2004

Revenues

Our sales revenues for the three and six month periods ending October 31, 2004 increased 290% and 266% respectively when compared to the same periods during the previous fiscal year. Sales for the fiscal quarter ending October 31, 2004 were $4,172,000 and represent an increase of $3,101,000 over the revenues of $1,070,000 reported for the fiscal quarter ended October 31, 2003. Sales for the six month period ending October 31, 2004 were $4,917,000 and represent an increase of $3,575,000 over the revenues of $1,343,000 reported for the same period ended October 31, 2003. Our second fiscal quarter is traditionally the busiest time of our fiscal year. Sales increases over prior years can be attributed to a significant growth in our revenues from private label and wholesale distribution customers. More specifically, sales under our newly executed contract with Walgreens rose to $875,000 during the fiscal quarter ended October 31, 2004 and our orders from supermarket giant Safeway generated nearly $1,350,000 in revenues during this same period.

Cost of Sales

Cost of sales for the three and six month periods ending October 31, 2004 were $3,172,000 and $3,775,000 respectively. Cost of sales for the current fiscal quarter increased $2,720,000 or 601% over the cost of sales of $452,482 reported for the three month period ending October 31, 2003. Cost of sales for the first six months of our current fiscal year increased $3,075,000 or 439% over the cost of sales of $700,016 reported for the comparable six month period in the previous fiscal year. Substantially all of our increases in cost of sales for the current three and six month periods were associated with increases in sales revenue on which we earned a gross margin of 23%-24%. In part, the decline in our gross margins between years reflects the effect of abnormally high margins generated a result of $124,000 in one-time licensing fee income (12% of total revenues) recognized during the fiscal quarter ending October 31, 2003. More significantly however, our costs of sales for the current period include larger than normal amounts of production labor. Those labor costs are associated with idle time incurred at our San Francisco plant prior to shut down, and higher than normal labor rates associated with unavoidable overtime incurred in successfully achieving required delivery deadlines.

Selling, general and administrative expenses

Selling expenses for the three and six month periods ending October 31, 2004 were $524,301 and $818,686 respectively. Selling expenses for the current fiscal quarter increased $299,536 or 133% over the selling expenses of $224,765 reported for the three month period ending October 31, 2003. Selling expenses for the first six months of our current fiscal year increased $376,482 or 85% over the selling expenses of $442,204 reported for the comparable six month period in the previous fiscal year. In largest part, the increases in selling expenses for both the three and six month periods can be attributed to nearly $387,000 and $532,000, respectively, paid in sales salaries, commissions and brokerage costs associated with our increased revenues. In addition, the costs of travel and entertainment related to our selling efforts have increased by $95,000 or 288% for the six month period ended October 31, 2004.

General and administrative expenses for the three and six month periods ending October 31, 2004 were $691,665 and $1,129,000 respectively. General and administrative expenses for the current fiscal quarter increased $493,284 or 249% over the general and administrative expenses of $198,381 reported for the three month period ending October 31, 2003. General and administrative expenses for the first six months of our current fiscal year increased $702,575 or 165% over the general and administrative expenses of $426,251 reported for the comparable six month period in the previous fiscal year. The amounts we've incurred for general and administrative expenses have risen in nearly all categories as a result of our growth and expansion. Most significantly, during the three and six month periods ending October 31, 2004 we have incurred $323,764 and $589,620 in salaries, benefits, and director's fees. These respective amounts represent an increase of $205,164 or 173% over the salaries, benefits, directors' fees of $118,600 reported for the three month period ending October 31, 2003 and $391,969 or 198% over the salaries, benefits, and directors' fees of $197,651 reported for the comparable six month period in the previous fiscal year.

Page 21 of 26

HOUSE OF BRUSSELS CHOCOLATES INC. FORM 10-QSB For the Quarter Ended October 31, 2004

FINANCIAL CONDITION

At October 31, 2004, our total assets equal $10,515,000 which represents an increase of nearly $7,098,000 or 208% over assets reported at April 30, 2004. The build-up in current assets, including inventories and receivables resulted from an increase in actual and projected sales volumes and accounted for $3,802,000 of the increase in assets overall. Substantially all of the residual increase is attributable to assets purchased in connection with the expansion of our new Delta, British Columbia manufacturing facility and our acquisition of DeBas. The assets associated with DeBas include $1,044,000 in goodwill associated with that transaction. Our acquisition of DeBas also resulted in the absorption of approximately $2,493,000 in additional liabilities. Our current ratio (the ratio of current assets to current liabilities), is 1.63 at October 31, 2004 which represents a decline from 1.92 at April 30, 2004. In the event internally generated profits or our financing efforts do not provide adequate resources to sustain our growth, the lack of cash required to extinguish liabilities and invest in expansion, could result in a substantial decline in our expectations of earnings.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended October 31, 2004, our operations were primarily financed using cash generated from revenues, sales of our common stock, the exercise of share purchase warrants, vendor credit and short term receivables financing. Asset purchases, together with the buildup of our inventories and accounts receivable contributed heavily to the cash required by our operations during this period. In total for the six month period ending October 31, 2004, our investing activities consumed $1,658,169 and our operations consumed $3,015,000 in excess of amounts generated by product sales. This shortfall has been substantially offset by $4,590,000 obtained as a result of our financing activities including $3,177,000 in capital raised from our shareholders.

Cash required for on-going operations has increased significantly. Our need for raw materials and our investment in inventories has become sharply higher. Though we seek customers with non-seasonal demand, our products sales still reflect a strong element of holiday purchasing. As a result, we face significant cash needs during the periods in which we generate the least revenue. Further, our acquisition of DeBas resulted in the use of cash and the absorption of additional liabilities. Among those liabilities is approximately $260,000 in employee related taxes which are delinquent. A lien for $156,806 has been placed against DeBas in connection with these past due amounts. Since our acquisition of DeBas, we have paid all new tax obligations in full when due. We have also granted a limited power of attorney to an expert to negotiate favorable payment terms and possible reductions in penalties from the IRS. In addition, we intend to pursue settlement negotiations with respect to a variety of outstanding DeBas liabilities. In one instance during August 2004, we reached an agreement with a significant vendor to accept the equivalent of $235,398 in shares of our restricted common stock in lieu of cash payable under the terms of a previous liability.

On July 27, 2004, we executed a 15-year lease for new manufacturing and office space for our Canadian operations outside of Vancouver, BC. This facility provides 74,000 square feet of useable space at an initial monthly rate of $30,000 including certain taxes, operating expenses and management fees. We anticipate the move to the new facility will be completed by January 31, 2004. Though we will endeavor to minimize the cash required to support this change in location, necessary expenditures could strain cash flows.

We are actively seeking working capital to meet future needs. The support of our shareholders has been invaluable and we plan to continue our efforts to raise additional capital from the equity marketplace. In that connection, we have made application and are actively pursuing listing on a senior domestic stock exchange.

Page 22 of 26

HOUSE OF BRUSSELS CHOCOLATES INC. FORM 10-QSB For the Quarter Ended October 31, 2004

If we are unable to generate operating profits, we will require additional financing to pay costs including product development, marketing, rent, payrolls and facilities expense associated with our core business. On September 28, 2004, we entered into an accounts receivable financing agreement with an asset based lender. At October 31, 2004, invoices related to only three customers have been assigned under this agreement and the principal balance due and outstanding is $97,326. We are also involved in ongoing discussions with an investment bank concerning arrangements whereby we could borrow funds against our accounts receivable, inventories and fixed assets as well. If short-term and/or long-term financing cannot be obtained as described, we will have to revise our planned expansion so that cash flow generated by operations is sufficient to meet our cash requirements. There is no assurance that additional financing will be obtained. In the event our financing efforts do not provide adequate resources to sustain our growth, losses from operations or cash used to invest in our expansion, could result in substantial decline in our future expectations.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements during the fiscal quarter ended October 31, 2004.

ITEM 3.    CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2004, that being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Grant Petersen and Chief Financial Officer, Robert Wesolek. Based upon that evaluation, these management executives concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During our most recently completed fiscal quarter ended October 31, 2004, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Page 23 of 26

HOUSE OF BRUSSELS CHOCOLATES INC. FORM 10-QSB For the Quarter Ended October 31, 2004

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

Mr. Whittington is a former officer and director of the Company, who claims that he had an agreement with the Company, entitling him to purchase 1.2 million shares of stock (post 1 for 5 reverse split) for $0.05 per share and warrant rights to purchase another 1.2 million shares (post 1 for 5 reverse split) at $0.30 per share. Mr. Whittington filed suit in District Court, Clark County, Nevada, on March 22, 2004, seeking to enforce this alleged agreement. On April 6, 2004, Mr. Whittington took the further step of filing an application for temporary restraining order and preliminary injunction, asking the court to compel the Company to immediately issue him 1.2 million shares of stock and to give him adequate time to exercise his alleged warrant rights to purchase an additional 1.2 million shares of stock. The Company answered Mr. Whittington's complaint, denying the existence of the alleged agreement and denying that he is entitled to any shares or warrants. In addition, the Company opposed Mr. Whittington's application for a temporary restraining order and preliminary injunction. A hearing on Mr. Whittington's application for temporary restraining order and preliminary injunction was held on April 27, 2004. At the conclusion of the hearing, the court denied all of the relief requested by Mr. Whittington. On May 6, 2004, Mr. Whittington filed a motion to amend his complaint. The motion was granted and the First Amended Complaint was filed on September 9, 2004. The First Amended Complaint asserts the following causes of action against the Company: (1) alter ego/piercing the corporate veil; (2) accounting; (3) injunctive relief; (4) breach of contract; (5) application for receivership; (6) unjust enrichment; (7) conversion; (8) tortious and contractual breach of the covenant of good faith and fair dealing; (9) breach of fiduciary duties; (10) fraud/negligent misrepresentation; and (11) punitive damages. The Company has filed an Answer to the First Amended Complaint denying and contesting all claims, causes of action, and relief sought. The Answer includes a counterclaim against Mr. Whittington for abuse of process. The discovery phase of the case is about to begin.

The Company believes that Mr. Whittington's claims and causes of action are without merit and will aggressively defend against all of the claims and causes of actions asserted by him.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During our quarter ended October 31, 2004, we completed the following transactions in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the "Act") as provided in Section 4(2) thereof. All certificates issued in connection with these transactions were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act. None of the transactions involved a public offering, underwriting discounts or sales commissions. We believe that each person was a "qualified" investor within the meaning of the Act and had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risks of our securities. Each person was knowledgeable about our operations and financial condition.

1.	During the period from August 19 to August 31, 2002 we issued 210,082 shares of common stock to three (3) investors pursuant to the exercise of previously issued share purchase warrants. The warrants were exercisable at a price of $0.65 per share. Upon the exercise of these warrants, we received proceeds in the amount of $136,553.

Page 24 of 26

HOUSE OF BRUSSELS CHOCOLATES INC. FORM 10-QSB For the Quarter Ended October 31, 2004

2.	On August 31, 2004 we issued 96,968 shares of common stock pursuant to a Settlement Agreement dated August 20, 2004. This debt settlement related to liabilities acquired in connection with our recent purchase of DeBas. The shares issued were valued at $2.43 each and cancelled indebtedness in the amount of $235,632. Accordingly, no gain or loss resulted from this settlement.

3.	On September 15, 2004, we issued 59,716 investment units at a price of $1.75 each to a member of our Board of Directors who is also a greater than 10% shareholder. Total proceeds of the sale were $104,503. Each investment unit was comprised of one share of our common stock and one share purchase warrant. Each share purchase warrant entitled the holder to purchase a share of our common stock at $1.85 until September 7, 2005.

4.	On October 8, 2004, we issued a total of 192,000 shares of common stock to two (2) investors, pursuant to the exercise of previously issued share purchase warrants. The warrants were exercisable at a price of $0.65 per share, for total proceeds of $124,800. In connection with these transactions, we also issued share purchase warrants for 92,000 as a financing incentive to the same two (2) investors at an exercise price of $3.00 per share until September 28, 2006.

5.	On October 8, 2004, we issued 80,000 shares of common stock to one (1) investor pursuant to the exercise of previously issued share purchase warrants. The warrants were exercisable at a price of $0.65 per share. Upon the exercise of these warrants, we received proceeds in the amount of $52,000.

6.	In October, 2004, we sold a total of 100,000 shares of our common shares to nine (9) investors. The purchase price for each share was $1.02 and we received total proceeds of $102,000.

ITEM 6.    EXHIBITS

Exhibit Number	Description of Exhibit
10.1	Product and trademark sales Agreement between House of Brussels Chocolates Inc. and Walgreens (1)
10.2	Facilities Lease Agreement between House of Brussels Chocolates Inc. and 5290 Investments Ltd.(2)
10.3	Stock Purchase Agreement between House of Brussels Chocolates Inc. and DeBas Chocolate Inc.(2)
10.4	Employment Agreement between House of Brussels Chocolates Inc. and Guy Debbas (3)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Annual Report on Form 10-KSB filed on July 29, 2004.
(2)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Form 8-K filed on August 3, 2004.
(3)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Form 10-QSB filed on September 14, 2004.

Page 25 of 26

HOUSE OF BRUSSELS CHOCOLATES INC. FORM 10-QSB For the Quarter Ended October 31, 2004

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOUSE OF BRUSSELS CHOCOLATES INC.

Date:	December 15, 2004

By:	s/s Grant Petersen
Grant Petersen
Chief Executive Officer, President and Director