Form 10QSB
period 2005-01-31
HOUSE OF BRUSSELS CHOCOLATES INC
filed 2005-03-17
CIK 1072367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2005

[_]	TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 0-29213

HOUSE OF BRUSSELS CHOCOLATES INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	52-2202416
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

One Riverway, Suite 1700, Houston, Texas, 77056
(Address of principal executive offices)

(713) 599-0800
(Issuer’s telephone number)

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 31,104,579 Shares of $0.001 par value Common Stock outstanding as of March 11, 2005.

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

HOUSE OF BRUSSELS CHOCOLATES INC.

FORM 10-QSB
For The Quarter Ended January 31, 2005

HOUSE OF BRUSSELS CHOCOLATES INC. FORM 10-QSB For the Quarter Ended January 31, 2005

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Consolidated Condensed Balance Sheets as of January 31, 2005 (unaudited) and April 30, 2004

Unaudited Consolidated Condensed Statements of Operations for the Three and Nine Month Periods
Ending January 31, 2005 and January 31, 2004

Unaudited Consolidated Condensed Statement of Changes in Shareholders’ Equity for the Nine Month Period
From April, 30, 2004 to January 31, 2005

Unaudited Consolidated Condensed Statements of Cash Flows for the Nine Month Periods
Ending January 31, 2005 and January 31, 2004

Notes to the Unaudited Consolidated Condensed Financial Statements

HOUSE OF BRUSSELS CHOCOLATES INC.

CONSOLIDATED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2005
AND FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED
JANUARY 31, 2005 AND 2004

HOUSE OF BRUSSELS CHOCOLATES INC. Consolidated Condensed Balance Sheets as of January 31, 2005 and April 30, 2004

	JANUARY 31, 2005	APRIL 30, 2004
	(unaudited)
ASSETS
Current assets
Cash	$101,843	$153,438
Accounts receivable, net	1,109,312	414,835
Inventory	2,170,740	1,286,838
Prepaid expenses and other	445,684	479,386

Total current assets	3,827,579	2,334,497

Property, plant and equipment, net	3,198,130	1,006,990
Goodwill	1,043,790	-
Other assets	309,870	75,046
Total assets	$8,379,369	$3,416,533

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,337,373	$757,137
Accrued liabilities	456,911	145,149
Current portion of capital lease obligation and long term debt	68,713	-
Due to related parties	322,622	313,983

Total current liabilities	3,185,619	1,216,269

Capital lease obligation	75,953	-
Long-term debt	1,017,706	-

Total liabilities	4,279,278	1,216,269

Commitments and contingencies

Shareholders' equity:
Preferred stock - $0.001 par value, 4,000,000 shares authorized, none outstanding
Common stock - $0.001 par value, 60,000,000 shares authorized, 30,898,896 and 25,560,575 shares issued and outstanding at January 31, 2005 and April 30, 2004, respectively	30,899	25,561
Additional paid-in capital	15,286,296	11,127,653
Accumulated other comprehensive income	555,261	341,660
Accumulated deficit	(11,772,365)	(9,294,610)
Total shareholders' equity	4,100,091	2,200,264
Total liabilities and shareholders' equity	$8,379,369	$3,416,533

The accompanying notes are an integral part of these financial statements

HOUSE OF BRUSSELS CHOCOLATES INC. Unaudited Consolidated Condensed Statements of Operations for the first three months and nine months ended January 31, 2005 and 2004

	THREE MONTHS ENDED JANUARY 31,		NINE MONTHS ENDED JANUARY 31,
	2005	2004	2005	2004

Sales	$1,770,186	$1,000,932	$6,702,567	$2,343,483
Cost of sales	2,236,668	816,711	6,053,622	1,553,108
Gross margin	(466,482)	184,221	648,945	790,375
Selling, general and administrative expenses	1,098,414	248,517	2,947,750	1,105,182
Income (loss) from operations	(1,564,896)	(64,296)	(2,298,805)	(314,807)
Other income and (expense)	(29,886)	63,601	(178,950)	23,843
Net loss	$(1,594,782)	$(695)	$(2,477,755)	$(290,964)
Weighted-average number of common shares outstanding	30,849,616	20,555,526	29,469,107	20,555,526
Basic and diluted loss per share	$(0.05)	$(0.00)	$(0.08)	$(0.01)

The accompanying notes are an integral part of these financial statements

HOUSE OF BRUSSELS CHOCOLATES INC. Unaudited Consolidated Condensed Statement of Changes in Shareholders' Equity for the nine months ended January 31, 2005

	COMMON STOCK		ADDITIONAL PAID IN	ACCUMULATED	ACCUMULATED OTHER COMPREHENSIVE	SHAREHOLDERS'
	SHARES	AMOUNT	CAPITAL	DEFICIT	INCOME	EQUITY

Balance April 30, 2004	25,560,575	$25,561	$11,127,653	$(9,294,610)	$341,660	$2,200,264

Warrants and options exercised for common stock	4,518,021	4,518	2,678,250	-	-	2,682,768
Stock-based compensation for services	97,574	98	187,903	-	-	188,001
Options under the 2004 stock option plan			193,745	-	-	193,745
Stock issued in settlement of debt	96,968	97	235,535	-	-	235,632
Private placements	301,716	302	326,311	-	-	326,613
Warrants issued	-	-	257,223	-	-	257,223
Stock issued for acquisition of Debas Chocolates	324,042	324	929,676	-	-	929,999
Shares held in contingency	-	-	(650,000)	-	-	(650,000)
Net loss	-	-	-	(2,477,755)	-	(2,477,755)
Foreign currency translation adjustment	-	-	-	-	213,601	213,601
Balance January 31, 2005	30,898,896	$30,899	$15,286,296	$(11,772,365)	$555,261	$4,100,091

The accompanying notes are an integral part of these financial statements

HOUSE OF BRUSSELS CHOCOLATES INC. Unaudited Consolidated Condensed Statement of Cash Flows for the nine months ended January 31, 2005 and 2004

	NINE MONTHS ENDED JANUARY 31,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,477,755)	$(290,963)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	334,514	96,584
Provision for bad debts	112,739	-
Issuance of compensatory common stock, stock warrants and stock options	381,746	97,759
Stock issued in settlement of trade payables	235,632	-
Changes in non-cash working capital items
Accounts receivable	(779,511)	(404,732)
Inventory	(612,854)	(304,701)
Prepaid expenses and other assets	84,729	(43,605)
Accounts payable and accrued liabilities	816,433	(111,891)
Net cash used by operating activities	(1,904,327)	(961,549)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,175,309)	(37,961)
Purchase of Debas Chocolate, Inc.	(200,000)	-
Purchase of the assets of the Candy Jar	-	(277,912)
Net cash used by investing activities	(1,375,309)	(315,873)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long term debt	36,755	57,464
Proceeds from related party loans	-	150,238
Repayments of related party loans	(9,302)	-
Repayments of obligations under capital lease	(89,961)	(17,837)
Proceeds from issuance of common stock and warrants	3,266,603	1,393,957
Net cash provided by financing activities	3,204,095	1,583,822
Effect of foreign exchange rate changes on cash	23,946	1,611
Increase (decrease) in cash and cash equivalents	(51,595)	308,011
Cash and cash equivalents, beginning of the period	153,438	56,364
Cash and cash equivalents, end of the period	$101,843	$364,375

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest	-	-

The accompanying notes are an integral part of these financial statements

HOUSE OF BRUSSELS CHOCOLATES INC. Notes to the Unaudited Consolidated Condensed Financial Statements

1.	Nature of Operations

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

During the period from November 2004 through February 2005, we completed a significant upgrade in our manufacturing facilities. As part of this transition, we vacated our 32,000 square foot operating plant near downtown Vancouver in favor of approximately 74,000 square feet of modern office, manufacturing and inventory warehouse space located in an industrial community in Delta, British Columbia. Though previous capacity was adequate to meet historic needs, our prior facilities did not provide the opportunity to reengineer work flows or allow the most effective layout of our manufacturing equipment. Further, we believe the age of our previous plant required an escalating investment in maintenance to support our quality control standards. Our new facilities substantially increase our capacity. The layout of these facilities more exactly meets our needs and we believe will result in significant cost savings arising from efficiencies in workflow, maintenance and inventory management. Monthly rents and utilities associated with our previous plant totaled approximately $14,000. Monthly rents and utilities for our new facility range from $39,000 to $43,000. We also incurred costs related to our move between plants and invested approximately $550,000 in capital expenditures and leasehold improvements preparing our new facility for productive operation.

In addition, our cost reduction and production efficiency review resulted in the December 1, 2004 closure of our manufacturing facilities at 2065 Oakdale Avenue, San Francisco, California. The shutdown of this operating location was undertaken to reduce manufacturing costs and consolidate domestic west coast operations at our newly acquired production facilities in Fresno, California. The inventories and manufacturing assets previously located at the San Francisco plant have been reallocated to support operations at both our Fresno and Delta, British Columbia locations.

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

We acquired all of the outstanding shares of DeBas from Guy Debbas, its sole shareholder. We agreed upon a purchase price of $1,130,000 payable in $200,000 cash and 324,042 shares of our restricted common stock valued at $930,000. In addition, we absorbed approximately $1,124,000 in net liabilities from DeBas. Of the purchase price tendered, $150,000 cash and 226,481 shares of our common stock have been held in escrow awaiting distribution to either Mr. Debbas or future cancellation by the Company. The market value of the amounts escrowed is $800,000. For accounting purposes, approximately $700,000 of these escrowed amounts have been excluded from purchase price as we believe they are currently non-estimable or will not be paid. The accompanying financial statements include $650,000 as an offset to additional paid in capital for shares held in escrow to account for this purchase price adjustment. As of January 31, 2005, we have identified and recorded nearly $550,000 in liabilities which offset future purchase payments to Mr. Debbas. Of the remaining amount due, $98,000 is withheld contingent upon the achievement of revenue goals. We had tentatively recognized $920,000 in goodwill associated with this acquisition, but have since adjusted it to $1,044,000. Our goodwill allocation is subject to substantial revision based upon final valuation of the assets and liabilities absorbed in the purchase. The funds utilized for the purchase were derived from the cash and equity of the Company.

HOUSE OF BRUSSELS CHOCOLATES INC. Notes to the Unaudited Consolidated Condensed Financial Statements

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

Basis of presentation
The accompanying consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States for interim financial information. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the unaudited consolidated financial statements contain all adjustments necessary (consisting of normal recurring adjustments) for a fair presentation of the financial position as of October 31, 2004 and the results of our operations for the period then ended. These financial statements should be read in conjunction with the audited financial statements and related notes of the Company included in our Form 10-KSB for the year ended April 30, 2004 filed with Securities Exchange Commission on July 29, 2004.

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

We regularly verify inventory balances using rotating item counts. On a quarterly basis, we perform physical inventory counts of all items, and reconcile those counts to our general ledger balances. During each count we identify and adjust inventory for items which are damaged, obsolete, or require an adjustment to book value. From time to time, an accounting reserve may be required to offset the value of inventory for items that remain on our books, but which may have a risk of impaired net realizable value. No such reserve was required as of January 31, 2005 or April 30, 2004.

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

HOUSE OF BRUSSELS CHOCOLATES INC. Notes to the Unaudited Consolidated Condensed Financial Statements

HOUSE OF BRUSSELS CHOCOLATES INC.
Notes to the Unaudited Consolidated Condensed Financial Statements

Depreciation and amortization is calculated using the following estimated lives and methods:

Category	Life		Method
Software and computer equipment	3	years	Declining balance
Building	20	years	Declining balance
Automotive	3	years	Declining balance
Furniture and fixtures	5	years	Declining balance
Production equipment and molds	10	years	Declining balance
Leasehold improvements	5	to 15 years	Declining balance
Leased equipment	5	years	Declining balance
Other equipment	5	years	Declining balance

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

Revenue Recognition
Sales revenue is recognized when our products are shipped. In largest part, we ship via FedEx, UPS and standard highway transport. We recognize sales when risk of loss and ownership is transferred to our customers. In some instances, sales contracts may contain certain rights to return product or obligate us to participate in product mark downs with our customers. In such instances, our contracts are reviewed individually to determine an appropriate revenue reserve.

Cost of Sales
Cost of sales represents costs directly related to the manufacture and distribution of the Company's products. Primary costs include raw materials, packaging, direct labor, including employee benefits, overhead, and shipping and handling.

Cost of sales includes the following amounts of depreciation and amortization of manufacturing assets:

	THREE MONTHS ENDED JANUARY 31,		NINE MONTHS ENDED JANUARY 31,
	2005	2004	2005	2004

Depreciation and amortization of manufacturing assets	$158,321	$22,308	$224,552	$66,923

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

Reclassifications
Depreciation and amortization of manufacturing assets, previously presented in selling, general and administrative expenses, has been reclassified into cost of sales. Interest income, interest expense and foreign currency transaction adjustments, previously presented in selling, general and administrative expenses have been reclassified to other income and expenses. The impact of these reclassifications is as follows:

HOUSE OF BRUSSELS CHOCOLATES INC. Notes to the Unaudited Consolidated Condensed Financial Statements

	THREE MONTHS ENDED JANUARY 31,		NINE MONTHS ENDED JANUARY 31,
	2005	2004	2005	2004

Increase in cost of sales	$158,321	$22,308	$224,552	$66,923

Decrease (increase) in selling, general and administrative expenses	(188,207)	41,293	(403,502)	(43,080)

Increase (decrease) in other income and expenses	29,886	$(63,601)	$178,950	$(23,843)

4.	Accounts Receivable Financing Agreement

On September 28, 2004, we entered into an accounts receivable financing agreement with an asset based lender. Under the terms of this agreement, the lender will finance 80% of the value of certain receivables assigned for their collection. The lender charges a fee of one-half percent (0.5%) of the face amount of any invoice financed. In addition, we agreed to pay interest in the amount of one and one-half percent (1.5%) on the face value of invoices financed for each 15 day period the amount due on that invoice is outstanding. Collateral under this agreement includes all present or future contracts for sales, accounts receivable, deposit accounts, chattel paper, letters of credit and inventories whether now or hereafter owned or existing, consigned by or to, or acquired by House of Brussels Inc. or its subsidiary Brussels Chocolates Ltd. There is currently no amount due under this financing agreement.

5.	Accounts Receivable

Accounts receivable consists of the following:
	JANUARY 31, 2005	APRIL 30, 2004
Accounts receivable	$1,260,815	$453,599
Allowance for bad debts	(102,528)	(14,642)
Allowance for returns	(48,975)	(24,122)
	$1,109,312	$414,835

6.	Inventories

Inventories consist of the following:
	JANUARY 31, 2005	APRIL 30, 2004
Finished goods	$886,047	$394,792
Unpackaged finished goods	104,701	32,800
Packaging materials	767,251	418,628
Raw materials	349,503	349,522
Inventory Development Costs	63,238	91,096
	$2,170,740	$1,286,838

Inventory Development Costs include molds, tools, dies, film and film plates related to our inventory of packaging materials. These costs are charged to expense over the lesser of their expected useful lives, or the life of the product line to which they relate.

7.	Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:
	JANUARY 31, 2005	APRIL 30, 2004
Travel advances and miscellaneous	$150,233	$397,190
Deposits, promotions and royalties	249,871	18,065
Insurance	45,580	64,131
	$445,684	$479,386

HOUSE OF BRUSSELS CHOCOLATES INC. Notes to the Unaudited Consolidated Condensed Financial Statements

8.	Property, Plant and Equipment, Net

Property, plant and equipment consisted of the following:
	JANUARY 31, 2005			APRIL 30, 2004
		ACCUMULATED	NET BOOK	NET BOOK
	COST	DEPRECIATION	VALUE	VALUE

Land	$175,950	$-	$175,950	$-
Building	1,022,050	45,801	976,249	-
Software	162,850	105,254	57,596	55,124
Automotive	73,966	59,711	14,255	11,273
Computer equipment	201,150	162,460	38,690	25,242
Furniture and fixtures	191,794	106,755	85,039	10,434
Production equipment and molds	2,623,948	1,151,623	1,472,325	874,299
Leasehold improvements	301,688	34,315	267,373	-
Leased equipment	146,886	65,045	81,841	-
Other equipment	95,121	66,310	28,811	30,618
	$4,995,404	$1,797,274	$3,198,130	$1,006,990

9.	Due to Related Parties

Amounts due to related parties are advances made to us by the directors, or past directors, of the Company. Amounts due to related parties consisted of the following:
	JANUARY 31, 2005	APRIL 30, 2004
Advances payable to Grant Petersen, CEO	$-	$20,407
Advances payable to Evan Baergen, former Officer	5,955	94,011
Advances due to Steven Whittington, former Officer	48,248	48,248
Advances payable to Richard Siemens, Director	-	99,844
Short-term note payable to Distacom, affiliate	-	51,473
Short-term Note payable to Guy Debbas	263,619	-
Advances payable to William Donovan, Director	4,800	-
	$322,622	$313,983

In connection with our acquisition of DeBas, we absorbed a short term note payable to Guy Debbas, currently that subsidiary's President. The principal amount due at January 31, 2005 is $253,427 payable in monthly installments of $24,065 and bearing a rate of interest of 5% per annum.

10.	Capital Lease Liability

In connection with its acquisition of Debas, the Company has acquired certain leased manufacturing equipment through Santa Barbara Leasing. Lease payments of $1,555.68 are due monthly through May 2009 at which time the leased equipment may be purchased at a bargain price of $1.00.

Brussels Chocolates Ltd. has entered into a lease agreement with Ocean Park Ford for factory cleaning equipment and a security system. Lease payments of $861.16 are due monthly through November 2009 at which time the leased equipment may be purchased at a bargain price of $3,515.63.

HOUSE OF BRUSSELS CHOCOLATES INC. Notes to the Unaudited Consolidated Condensed Financial Statements

11.	Long-Term Debt

In connection with its acquisition of DeBas, the Company assumed long-term debt consisting of bank loans and lines of credit. This indebtedness includes amounts due to Business Loan Center (New York), County Bank (California), California Bank and Trust (California) and Bank of America (California). The loan from Business Loan Center carries an annual interest rate of 5.58% over LIBOR and requires monthly payments of $5,340. The principle balance is $726,981 and security pledged includes all real estate, plant machinery and equipment, furniture, inventory and accounts receivable. Monthly payments on the loan from County Bank are $2,940 and the principle balance is $116,698 (bearing interest at Prime plus 1.5%). The County Bank debt is guaranteed by the U.S. Small Business Administration and collateralized by all inventory, chattel paper, accounts, equipment and general intangibles owned or later acquired. The loan from California Bank is also guaranteed by the U.S. Small Business Administration. It requires monthly payments of $2,719 and has a principle balance of $125,887 (bearing interest at Prime plus 1.5%). The security given on this debt consists of inventory, accounts, equipment, general intangibles and fixtures along with machinery and furniture. The loan from Bank of America has a principal balance of $2,480 and is collateralized by an automobile. The lines of credit issued by Bank of America and County Bank and are currently at their maximum amounts $100,000 (bearing interest at LIBOR plus 3.77%) and $8,870 respectively.

Principle payments for the next five years are estimated to be:

2005	67,900
2006	70,616
2007	74,147
2008	79,337
2009	86,477

12.	Share Capital

The Company issued a total of 5,338,321 shares during the 9 month period ended January 31, 2005. During the same period, 880,170 share purchase warrants were issued, 504,391 warrants expired and 4,571,317 warrants were exercised for a net decrease in warrants of 4,195,538. Shares and warrants were issued to investors for private placements and to consultants for stock-based compensation. The fair value of each warrant was estimated on the date of grant using the Black-Scholes option-pricing model and the resulting equity value or expense has been included in the accompanying financial statements.

13.	Contingent Liabilities

Non-Cancelable Lease Obligation
The Company's new administrative offices and manufacturing facility, located in Delta, BC are leased under a fifteen (15) year operating lease which expires July 31, 2019. Base rent does not include operating expenses, taxes or a management fee for which the company is also liable. Annual base rent on the premises is currently $415,260, payable in monthly installments of $34,605.

Minimum annual payments under the lease as of August 1, 2004, for the next five years are:
2004	$415,260
2005	415,260
2006	415,260
2007	430,354
2008	430,354
2009
Total	$2,106,488

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

HOUSE OF BRUSSELS CHOCOLATES INC. Notes to the Unaudited Consolidated Condensed Financial Statements

14.	Related Party Transactions

Debt Conversion
On November 30, 2002, we issued 1,500,000 investment units to Evan Baergen, our then Chief Financial Officer, and 1,500,000 investment units to Grant Petersen, our current Chief Executive Officer, President and Director. The units were issued upon the conversion of two (2) notes payable by the Company to Mr. Baergen and Mr. Petersen in the amount of $75,000 each in compensation for services rendered. The notes were converted at price of $0.05 per investment unit. The fair market value of our common stock at the date of the conversion agreement was $0.04. The terms of the conversion were set in a letter agreement with the Company. Each unit was comprised of one share of common stock and one share purchase warrant. Each share purchase warrant entitled the holder to purchase one share of common stock at a price of $0.30 per share during the period from issuance until May 2004. A total of 1,500,000 shares and 1,500,000 share purchase warrants were issued to each of Mr. Baergen and Mr. Petersen. During May 2004, Mr. Petersen exercised his option to purchase all of the shares of our common stock available under his warrants. During May 2004, Mr. Baergen also exercised his option to purchase 293,920 shares of common stock available under his warrants. All securities issued in connection with these transactions were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

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

Richard Siemens
In January 2004, Mr. Siemens, one of our directors and a 10% shareholder, forwarded $99,844 to fund certain share purchase warrants having an exercise price of $1.25 per share. Subsequent to forwarding the funds however, Mr. Siemens elected not to exercise. As a result, the warrants associated with the transaction expired without exercise on January 29, 2005. As such, the funds were accounted for as a related party liability until September 15, 2004. On that date, Mr. Siemens used that amount to offset the purchase price of 59,716 investment units in a private placement transaction. Each investment unit consisted of one share of our common stock at a purchase price of $1.75 and one share purchase warrant entitling the Mr. Siemens to purchase one share of our common stock at a price of $1.85 per share during the period from issuance until September 7, 2005

Theodore Labella
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

HOUSE OF BRUSSELS CHOCOLATES INC. Notes to the Unaudited Consolidated Condensed Financial Statements

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

HOUSE OF BRUSSELS CHOCOLATES INC. Notes to the Unaudited Consolidated Condensed Financial Statements

On November 22, 2004, Mr. Dale Frey, received warrants for the purchase of 100,000 shares of our common stock at an exercise price of $1.30 per share until November 22, 2005, and warrants for the purchase of 60,000 shares of our common stock at an exercise price of $1.45 per share until November 22, 2007. Mr. Frey was also granted 100,000 stock options under our 2004 Stock Option Plan. These options are exercisable at $1.40 per share until November 22, 2005.

The fair value of each warrant granted our Directors was estimated on the date of grant using the Black-Scholes option-pricing model and the resulting equity value or expense has been included in the accompanying financial statements.

15.	Non-Cash Investing and Financing Activities

During the nine months ended January 31, 2005, the Company acquired Debas Chocolate Inc. in a transaction that involved a cash payment of $200,000, the assumption of Debt and the issuance of common stock of the Company.

During the nine months ended January 31, 2004, the Company acquired the assets of The Candy Jar, a company that had inventory, property, plant and Equipment and intangible assets. The acquisition was based upon a total purchase price of $477,912 that included cash payments of $277,912 and the issuance of $200,000 of common stock.

HOUSE OF BRUSSELS CHOCOLATES INC. Unaudited Supplemental Statement of Expenses for the three and six months ended January 31, 2005

	THREE MONTHS ENDED JANUARY 31,		NINE MONTHS ENDED JANUARY 31,
	2005	2004	2005	2004

Selling expenses
Bad debts	$54,120	$381	$97,945	$17,928
Promotion and advertising	132,344	49,140	214,447	177,215
Rent and utilities	30,610	27,893	58,886	102,652
Salaries, benefits and consulting fees	213,751	68,682	746,089	257,668
Travel and entertainment	10,139	39,684	127,314	72,521
	440,964	185,780	1,244,681	627,984

General and administrative expenses
Board of Directors Fees	127,241	-	215,435	-
Depreciation expense	55,743	26,531	109,962	54,499
Office and miscellaneous	84,229	13,640	252,143	42,012
Professional fees	14,058	(16,331)	124,941	130,909
Rent and utilities	49,241	6,045	111,729	15,924
Salaries, benefits and consulting fees	284,261	27,463	785,043	225,114
Travel and entertainment	42,677	5,389	103,816	8,740
	657,450	62,737	1,703,069	477,198
Total selling, general and administrative expenses	$1,098,414	$248,517	$2,947,750	$1,105,182

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements

HOUSE OF BRUSSELS CHOCOLATES INC. FORM 10-QSB For the Quarter Ended January 31, 2005

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

FORWARD LOOKING STATEMENTS

The information contained in this Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties, including among other things, statements regarding the Company's capital needs, business strategy and expectations. Any statement which does not contain an historical fact may be deemed to be a forward-looking statement. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating forward looking statements, you should consider various factors, including the risk factors outlined in our latest Form 10-KSB, and, from time to time, in other reports the Company files with the U.S. Securities and Exchange Commission (“SEC). These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements.

OVERVIEW

House of Brussels Chocolates Inc. (“We”, the “Company” or “House of Brussels”) owns and operates Brussels Chocolates Ltd., House of Brussels Chocolates (USA), Ltd. (“HOBC USA”) and DeBas Chocolate Inc. (DeBas) (collectively referred to as “Brussels Chocolates”). We are established manufacturers of gourmet quality chocolate products with plants in Delta, B.C., Canada, and Fresno, California. We have over 20 years experience in manufacturing and distributing high-end chocolates. Our Company offers a full line of gourmet quality chocolates, made from high-grade ingredients. Our award-winning products have a long history of customer acceptance and are manufactured to the strictest standards.

During the past two years, we have completed a substantial transition in our business strategy. In early 2002, we primarily marketed our products directly to consumers through 13 high-end retail outlets. Based on our assessment of market potential and costs, we determined to redirect our efforts. Currently, we pursue “private labeling” and wholesale distribution customers exclusively. Our clients represent a diversified group of wholesalers. Large customers such as Walgreens, Laura Secord, Nordstrom and Costco now represent a significant portion of our revenue. We continue to focus our marketing efforts at large companies with the objective of reducing our selling and administrative expenses as a percentage of our revenues. This strategy, however, makes us more dependent on a few, large customers.

In May 2004, we executed an agreement with Walgreens for the sale of private label chocolates using our “Truffelinos” and “Truffelinos Lite” trademarks. As part of the agreement, we transferred those trademarks to Walgreens and received a guarantee that Walgreens would purchase not less than $3,000,000 in product annually for a two (2) year period. Founded in 1901, Walgreens is a national retail pharmacy chain that is largely considered to be the leader in innovative drugstore retailing. Walgreens operates over 4,200 drugstores in 44 states and Puerto Rico.

During December 2004, we entered into a three (3) year agreement with Schokinag Chocolate North America Inc. to provide manufacturing, co-packing, marketing and distribution services with respect to its line of gourmet drinking chocolates. This agreement appoints the Company as exclusive co-packer for these products and grants us the lead role in the exclusive introduction and sale of the Schokinag products to national/regional wholesalers, retail chains and private label customers throughout North America.

HOUSE OF BRUSSELS CHOCOLATES INC. FORM 10-QSB For the Quarter Ended January 31, 2005

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

During the period from November 2004 through February 2005, we completed a significant upgrade in our manufacturing facilities. As part of this transition, we vacated our 32,000 square foot operating plant near downtown Vancouver in favor of approximately 74,000 square feet of modern office, manufacturing and inventory warehouse space located in an industrial community in Delta, British Columbia. Though previous capacity was adequate to meet historic needs, our prior facilities did not provide the opportunity to reengineer work flows or allow the most effective layout of our manufacturing equipment. Further, we believe the age of our previous plant required an escalating investment in maintenance to support our quality control standards. Our new facilities substantially increase our capacity. The layout of these facilities more exactly meets our needs and we believe will result in significant cost savings arising from efficiencies in workflow, maintenance and inventory management. Monthly rents and utilities associated with our previous plant totaled approximately $14,000. Monthly rents and utilities for our new facility range from $39,000 to $43,000. We also incurred costs related to our move between plants and invested approximately $550,000 in capital expenditures and leasehold improvements preparing our new facility for productive operation.

In addition, our cost reduction and production efficiency review resulted in the December 1, 2004 closure of our manufacturing facilities at 2065 Oakdale Avenue, San Francisco, California. The shutdown of this operating location was undertaken to reduce manufacturing costs and consolidate domestic west coast operations at our newly acquired production facilities in Fresno, California. The inventories and manufacturing assets previously located at the San Francisco plant have been reallocated to support operations at both our Fresno and Delta, British Columbia locations.

At the date of this report, we are actively involved in on-going negotiations with an investment bank concerning the establishment of credit facilities.  If finalized, we intend to use the proceeds from these facilities to support current year expansion and substantially reduce existing liabilities and indebtedness.

On July 29, 2004, we entered into a stock purchase agreement with DeBas Chocolates, Inc., a California corporation ("DeBas") whereby we purchased all of the outstanding shares of common stock of DeBas. We undertook this acquisition to expand our manufacturing capacity, increase revenues, enhance product lines and add a variety of highly recognizable gourmet trademarks to our family of offerings. As part of the transaction, we also acquired a strategically located manufacturing and production facility which we believe will assist in lowering the cost of our product distribution. Additionally, Guy Debbas, Founder and President of DeBas, remains with us as Vice President of Product Development under a five-year employment agreement. We believe Mr. Debbas is uniquely skilled in manufacturing efficiencies and product research & development.

In the DeBas transaction, we acquired all of the outstanding shares of DeBas from Guy Debbas, its sole shareholder. We agreed to a purchase price of $1,130,000 payable $200,000 in cash and 324,042 shares of our restricted common stock valued at $930,000. In addition, we absorbed approximately $1,124,000 in net liabilities from DeBas. Of the purchase price tendered, 226,481 shares of our common stock are currently held in escrow awaiting distribution to either Mr. Debbas or cancellation by the Company. The market value of the amounts escrowed at the date of purchase was $800,000. For accounting purposes, approximately $700,000 of these escrowed amounts were excluded from the purchase price as we believe they will not be paid. As a result of an audit of the DeBas balance sheet completed October 7, 2004, we increased the amount recognized as goodwill associated with this acquisition from $920,000 to $1,031,551. Our goodwill allocation however, remains subject to revision based upon final valuation of the assets and liabilities absorbed in the purchase. The funds utilized for the purchase were derived from the cash and equity of the Company.

HOUSE OF BRUSSELS CHOCOLATES INC. FORM 10-QSB For the Quarter Ended January 31, 2005

The terms and conditions of the stock purchase agreement were the result of arm's length negotiations between the parties. We believe the transaction was favorable to us in view of the payment terms, synergies associated with the personnel absorbed and the market value of the underlying assets of DeBas. No formal appraisal or fairness opinion was done in connection with this transaction.

RESULTS OF OPERATIONS

During the nine month period ended January 31, 2005, we generated $6,703,000 in revenues which represents a 186% increase in sales volume over the same period during the previous year. Sales for the three month period ended January 31, 2005 also increased over the prior year by $769,000 or 77%. The amount of our third quarter increase however, reflects an anticipated slow down in revenue generation associated with the seasonal low point of our fiscal year. Overall, increased sales volume can be attributed to a substantial growth in orders from our expanding private label and wholesale distribution customers.

Our cost of goods sold for the three and nine month periods ended January 31, 2005 increased over the same periods in the previous year by 174% and 290%, respectively. During the three month period ended January 31, 2005, our costs of goods sold exceeded the revenues we generated by $466,000. As a result, our gross margin percentage for the nine month period ended January 31, 2005 was reduced to approximately 10%.

In largest part, our third quarter gross margin loss reflects the impact of costs incurred in the shutdown of our San Francisco manufacturing facilities and the relocation of our Vancouver operating plant. In addition to lower than average margins resulting from our seasonal slowdown, we incurred employee severance, excess idle and non-productive labor, costs to dismantle fixed assets, duplicative rents and utilities, relocation costs, and the disposal of certain supply and maintenance inventories which were obsoleted by these moves.

Our net losses for the three and nine month periods were $1,595,000 and $2,478,000 respectively. These losses also reflect the impact of increased selling, general & administrative expense resulting from our ongoing investment in personnel required to support our expansion. These employee related expenses include third quarter stock-based compensation of $127,000 associated with the fair market value of options granted under our stock option plan together with share purchase warrants granted to a new member of our Board of Directors.

Revenues

Our sales revenues for the three and nine month periods ended January 31, 2005 increased 77% and 186% respectively when compared to the same periods during the previous fiscal year. Sales for the nine month period ended January 31, 2005 were $6,703,000 and represent an increase of $4,360,000 over the revenues of $2,343,000 reported for the same period ended January 31, 2004. Sales for the fiscal quarter ended January 31, 2005 were $1,770,000 and represent an increase of $769,000 over the revenues of $1,001,000 reported for the fiscal quarter ended January 31, 2004. Our third fiscal quarter is traditionally the seasonal low point in our fiscal year. Sales increases over prior years can be attributed to a significant growth in our revenues from private label and wholesale distribution customers.

HOUSE OF BRUSSELS CHOCOLATES INC. FORM 10-QSB For the Quarter Ended January 31, 2005

Cost of Sales

Cost of sales for the three and nine month periods ended January 31, 2005 were $2,237,000 and $6,054,000 respectively. Cost of sales for the current fiscal quarter increased $2,720,000 or 174% over the cost of sales of $817,000 reported for the three month period ended January 31, 2004. Cost of sales for the first nine months of our current fiscal year increased $4,501,000 or 290% over the cost of sales of $1,553,000 reported for the comparable nine month period in the previous fiscal year. During the three month period ended January 31, 2005, our costs of goods sold exceeded the revenues we generated by $466,000. As a result, our gross margin percentage for the nine month period ended January 31, 2005 was reduced to approximately 10%.

In largest part, our third quarter gross margin loss reflects the impact of costs incurred in the shutdown of our San Francisco manufacturing facilities and the relocation of our Vancouver operating plant. In addition to lower than average margins resulting from our seasonal slowdown, we incurred employee severance, excess idle and non-productive labor, costs to dismantle fixed assets, duplicative rents and utilities, relocation costs, and the disposal of certain supply and maintenance inventories which were obsoleted by these moves.

Selling, general and administrative expenses

Selling expenses for the three and nine month periods ended January 31, 2005 were $441,000 and $1,245,000 respectively. Selling expenses for the current fiscal quarter increased $255,000 or 137% over the selling expenses of $186,000 reported for the three month period ended January 31, 2004. Selling expenses for the first nine months of our current fiscal year increased $617,000 or 98% over the selling expenses of $628,000 reported for the comparable nine month period in the previous fiscal year. In largest part, the increases in selling expenses for both the three and nine month periods can be attributed to nearly $214,000 and $746,000, respectively, paid in sales salaries, commissions and brokerage costs associated with our increased revenues. In addition, the costs of bad debts, travel and entertainment related to our selling efforts have increased by $ $80,000 or 461% and $55,000 or 76%, respectively for the nine month period ended January 31, 2005.

General and administrative expenses for the three and nine month periods ended January 31, 2005 were $651,000 and $1,703,000 respectively. General and administrative expenses for the current fiscal quarter increased $595,000 over the general and administrative expense of $63,000 reported for the three month period ended January 31, 2004. General and administrative expenses for the first nine months of our current fiscal year increased $1,226,000 or 256% over the general and administrative expenses of $477,000 reported for the comparable nine month period in the previous fiscal year. The amounts we’ve incurred for general and administrative expenses have risen in nearly all categories as a result of our growth and expansion. Most significantly, during the three and nine month periods ended January 31, 2005 we have incurred $412,000 and $1,000,000 in salaries, benefits, consulting and director’s fees. Our prior year salaries, benefits, consulting, and directors’ fees were much lower as our directors were not compensated during the first three quarters of the previous year and one of our senior executive officers resigned and was not replaced during the third fiscal quarter of that year. In addition, our remaining senior executive made a one-time arrangement with the Company to decline salaries during the slow season. As a result, salaries, benefits, consulting, and directors’ fees amounts reported represent an increase of $385,000 or 1,425% over the salaries, benefits, directors’ fees of $27,000 reported for the three month period ended January 31, 2004 and $775,000 or 444% over the salaries, benefits, and directors’ fees of $225,000 reported for the comparable nine month period in the previous fiscal year.

FINANCIAL CONDITION

At January 31, 2005, our total assets equal $8,379,000 which represents an increase of $4,963,000 or 145% over assets reported at April 30, 2004. Current assets, including inventories and receivables resulted from an increase in actual and projected sales volumes and accounted for $1,493,000 of the increase in assets overall. Substantially all of the residual increase is attributable to assets purchased in connection with the expansion of our new Delta, British Columbia manufacturing facility and our acquisition of DeBas. The assets associated with DeBas include $1,044,000 in goodwill associated with that transaction. Our acquisition of DeBas also resulted in the absorption of approximately $2,493,000 in additional liabilities. Our current ratio (the ratio of current assets to current liabilities), is 1.20 at January 31, 2005 which represents a decline from 1.92 at April 30, 2004. In largest part, the decline in our current ratio reflects the liabilities absorbed from DeBas together with the impact of the reduction in our accounts receivable and inventory balances associated with our current seasonal slowdown. In the event internally generated profits or our financing efforts do not provide adequate resources to sustain our growth, the lack of cash required to extinguish liabilities and invest in expansion, could result in a substantial decline in our expectations of earnings.

HOUSE OF BRUSSELS CHOCOLATES INC. FORM 10-QSB For the Quarter Ended January 31, 2005

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended January 31, 2005, our operations were financed using cash generated from operations, sales of our common stock, the exercise of share purchase warrants, vendor credit and short term receivables financing. The completion of our new production facilities, asset purchases, enhancement of personnel, and the buildup of our inventories and accounts receivable contributed heavily to the cash required by our operations during this period. In total, for the nine month period ending January 31, 2005, our investing activities consumed $1,375,000 and our operations consumed $1,904,000 in excess of amounts generated by product sales. This shortfall has been substantially offset by $3,204,000 obtained as a result of our financing activities including $3,267,000 in capital raised from equity holders.

Cash required for on-going operations has increased significantly. Our need for raw materials and our investment in inventories has become sharply higher. We expect those needs to expand even further over the next six months. Though we seek customers with non-seasonal demand, our products sales still reflect a strong element of holiday purchasing. As a result, we face significant cash needs during the periods in which we generate the least revenue. Further, our acquisition of DeBas resulted in the use of cash and the absorption of additional liabilities. Among those liabilities is approximately $260,000 in employee related taxes which are delinquent. A lien for $156,806 has been placed against DeBas by the IRS in connection with past due amounts. Since our acquisition of DeBas, we have paid all new federal tax obligations in full when due. We have also granted a limited power of attorney to a consultant to negotiate favorable payment terms and possible reductions in penalties with the IRS. In addition, we intend to pursue settlement negotiations with respect to a variety of outstanding DeBas liabilities. In one instance during August 2004, we reached an agreement with a significant vendor to accept shares of our restricted common stock in lieu of cash payable under the terms of a previous liability totaling $235,398.

During the period from November 2004 through February 2005, we completed a significant upgrade in our manufacturing facilities. As part of this transition, we vacated our 32,000 square foot operating plant near downtown Vancouver in favor of approximately 74,000 square feet of modern office, manufacturing and inventory warehouse space located in an industrial community in Delta, British Columbia. Though previous capacity was adequate to meet historic needs, our prior facilities did not provide the opportunity to reengineer work flows or allow the most effective layout of our manufacturing equipment. Further, we believe the age of our previous plant required an escalating investment in maintenance to support our quality control standards. Our new facilities substantially increase our capacity. The layout of these facilities more exactly meets our needs and we believe will result in significant cost savings arising from efficiencies in workflow, maintenance and inventory management. Monthly rents and utilities associated with our previous plant totaled approximately $14,000. Monthly rents and utilities for our new facility range from $39,000 to $43,000. We also incurred costs related to our move between plants and invested approximately $550,000 in capital expenditures and leasehold improvements preparing our new facility for productive operation. Management believes this change of facilities was required to insure our future success. Without additional financing however, the associated costs and investments could strain our cash flows.

On September 28, 2004, we entered into an accounts receivable financing agreement with an asset based lender. At January 31, 2005, we have no balance due under this facility.

At the date of this report, we are actively involved in on-going negotiations with an investment bank concerning the establishment of credit facilities. If finalized, we intend to use the proceeds from these facilities to support current year expansion and substantially reduce existing liabilities and indebtedness.

The support of our shareholders has been invaluable and we plan to continue our efforts to raise additional capital from the equity marketplace. In that connection, we have made application and are actively pursuing listing on a senior domestic stock exchange.

HOUSE OF BRUSSELS CHOCOLATES INC. FORM 10-QSB For the Quarter Ended January 31, 2005

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements during the fiscal quarter ended January 31, 2005.

ITEM 3.      CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2005, that being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Grant Petersen and Chief Financial Officer, Robert Wesolek. Based upon that evaluation, these management executives concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During our most recently completed fiscal quarter ended January 31, 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

HOUSE OF BRUSSELS CHOCOLATES INC. FORM 10-QSB For the Quarter Ended January 31, 2005

PART II--OTHER INFORMATION

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During our quarter ended January 31, 2005, we completed the following transactions in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the "Act") as provided in Section 4(2) thereof. All certificates issued in connection with these transactions were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act. None of the transactions involved a public offering, underwriting discounts or sales commissions. We believe that each person was a “qualified” investor within the meaning of the Act and had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risks of our securities. Each person was knowledgeable about our operations and financial condition.

1.
On November 16, 2004, we issued 50,000 share purchase warrants in connection with services provided to a third party under the terms of a product Sales and Distribution Agreement. Each share purchase warrant is exercisable at $1.64 per share until November 16, 2005.

2.
On November 22, 2004, we issued a total of 160,000 share purchase warrants to Dale Frey in connection with his appointment to our Board of Directors. Mr. Frey also serves as Chairman of our Audit Committee. These share purchase warrants are exercisable at $1.30 and $1.45 per share through November 22, 2005 and November 22, 2007, respectively.

3.
On January 11, 2005, we issued 45,454 shares of common stock to one (1) investor pursuant to the exercise of previously issued share purchase warrants. The warrants were exercisable at a price of $0.65 per share. Upon the exercise of these warrants, we received proceeds in the amount of $29,545.

HOUSE OF BRUSSELS CHOCOLATES INC. FORM 10-QSB For the Quarter Ended January 31, 2005

ITEM 6.      EXHIBITS

Exhibit Number	Description of Exhibit
10.1	Agreement for manufacturing, co-packing, marketing and distribution between House of Brussels Chocolates Inc. and Schokinag Chocolate North America Inc.
10.2	Product and trademark sales Agreement between House of Brussels Chocolates Inc. and Walgreens (1)
10.3	Facilities Lease Agreement between House of Brussels Chocolates Inc. and 5290 Investments Ltd.(2)
10.4	Stock Purchase Agreement between House of Brussels Chocolates Inc. and DeBas Chocolate Inc.(2)
10.4	Employment Agreement between House of Brussels Chocolates Inc. and Guy Debbas (3)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Annual Report on Form 10-KSB filed on July 29, 2004.
(2)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K filed on August 3, 2004.
(3)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 10-QSB filed on September 14, 2004.

HOUSE OF BRUSSELS CHOCOLATES INC. FORM 10-QSB For the Quarter Ended January 31, 2005

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOUSE OF BRUSSELS CHOCOLATES INC.

Date: March 17, 2005

By: s/s Grant Petersen
Grant Petersen
Chief Executive Officer, President and Director