Form 10KSB/A
period 2004-04-30
HOUSE OF BRUSSELS CHOCOLATES INC
filed 2005-04-22
CIK 1072367

U.S. Securities and Exchange Commission
Washington, D.C. 20549

DRAFT

FORM 10-KSB/ A
Amendment Number 1

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

HOUSE OF BRUSSELS CHOCOLATES INC.
ANNUAL REPORT ON FORM 10-KSB

House of Brussels Chocolates Inc. is filing this Amendment No. 1 on Form 10-KSB/A to its Form 10-KSB for the year ended April 30, 2004 that was originally filed with the Securities and Exchange Commission (“SEC”) on July 29, 2004 (the “Original 10-KSB”) to (i) expand management discussion of our planned plant addition in Delta, British Columbia (ii) amend the form of our Report of Independent Auditors to reflect presentation changes required for reports issued subsequent to May 24, 2004 (iii) modify the presentation of our Consolidated Statements of Operations to include depreciation related to fixed manufacturing assets in cost of goods sold (iv) expand our financial statement footnote disclosure related to significant accounting policies concerning accounts receivable, inventories and revenue recognition (v) expand our financial statement footnote disclosure concerning amounts due and transactions with related parties and (vi) expand our financial statement footnote disclosure related to our stock option plan and stock-based compensation. For the convenience of the reader, this Amendment No. 1 amends in its entirety the Original 10-KSB.

This Amendment No. 1 continues to speak as of the date of the Original 10-KSB, and we have not updated the disclosure contained herein to reflect any events that occurred at a later date other than those set forth above . All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in our periodic reports filed with the SEC subsequent to the date of the filing of the Original 10-KSB.

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

Cost of Sales

Our cost of sales increased to $2,485,000 for the year ended April 30, 2004, compared to cost of sales of $1,883,000 for the year ended April 30, 2003, an increase of $602,000 or 32%. This increase in cost was not matched by offsetting increases in sales revenue and as such, gross margins dropped substantially. Our gross margin for fiscal year 2004 was only 0%, a decline of nearly 38 gross margin points from the previous year. Substantially all of our margin decrease relates to nearly $1,000,000 in one-time costs booked to adjust inventories, revenues, balance sheet liabilities and reserves.

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

Operating Expenses

Our operating expenses increased to $3,763,000 for the year ended April 30, 2004, from $1,653,000 for the year ended April 30, 2003, an increase of $2,115,000 or 128%. In largest part, this increase can be attributed to $1,760,000 in stock-based compensation incurred in connection with incentives granted to existing employees, and newly appointed officers and members of our Board of Directors. The expense related to this compensation was booked as a result of our timely transition to "fair market value" based accounting for options in accordance with "Statement of Financial Accounting Standard 148."

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

In addition, we currently project a change in the location of our operating plant in Vancouver. Current Vancouver facilities contain approximately 32,000 square foot of usable space spread across multiple floors in a historically significant building. Though capacity is adequate to meet immediate needs, these facilities do not provide the opportunity to reengineer work flows or allow the most effective layout of our manufacturing equipment. Further, we believe the age of our current plant building will require an escalating investment in maintenance to support our quality control standards. Accordingly, we have targeted new leased facilities in an industrial community in Delta, British Columbia. The plant under consideration provides approximately 74,000 usable square feet of modern office, manufacturing and inventory warehouse space. This facility would substantially increase our capacity. We believe the layout of these facilities more exactly meets our needs and will result in significant cost savings arising from efficiencies in workflow, maintenance and inventory management. Monthly rents and utilities on our current plant total between $13,000 and $15,000. Though the terms of our lease on the targeted facility are not yet final, we project monthly rents and utilities on that facility will total $35,000 to $39,000. Though we will endeavor to minimize the cash required to support this change in location, necessary expenditures could strain cash flows.

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

Richard Siemens

In January 2004, Mr. Siemens, one of our directors and a 10% shareholder, forwarded $99,844 to fund the issuance of certain share purchase warrants. Subsequent to forwarding the funds however, Mr. Siemens elected not to exercise. As a result, the warrants associated with this transaction expired without exercise on January 29, 2005. As such we currently have an accrued liability to Mr. Siemens in the amount of $99,844.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ Sarna & Company

Sarna & Company
Certified Public Accountants
Westlake Village, California
July 16, 2004

HOUSE OF BRUSSELS CHOCOLATES INC.
Consolidated Balance Sheets as of April 30, 2004 and April 30, 2003

	APRIL 30, 2004	APRIL 30, 2003
	(audited)	(audited)

ASSETS
Current assets
Cash	$153,438	$56,364
Accounts receivable, net	414,835	204,779
Inventory	1,286,838	1,016,040
Prepaid expenses	479,386	144,872
Total current assets	2,334,497	1,422,055

Software	55,124	4,734
Property, plant and equipment, net of amortization	951,866	681,980
Other assets	75,046	16,906
	$3,416,533	$2,125,675

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$902,286	$1,053,096
Due to related parties	313,983	60,000
Current portion of obligations under capital lease	-	28,609
Total current liabilities	1,216,269	1,141,705

Long-term debt	-	214,713
	1,216,269	1,356,418

Capital stock
Authorized
60,000,000 common shares, $0.001 par value
4,000,000 preferred shares
Issued
25,560,575 common shares (19,541,422 at April 30, 2003 )	25,561	19,541
Additional paid-in capital	7,659,725	5,739,892
Warrants and stock options issued	3,467,928	204,048
Accumulated other comprehensive income	341,660	332,626
Accumulated deficit	(9,294,610)	(5,526,850)
	2,200,264	769,257
	$3,416,533	$2,125,675

The accompanying notes are an integral part of these financial statements

HOUSE OF BRUSSELS CHOCOLATES INC.
Consolidated Statements of Operations for the Years Ended April 30, 2004 and April 30, 2003

	APRIL 30, 2004	APRIL 30, 2003
	(audited)	(audited)
Sales	$2,480,536	$3,046,851
Cost of sales, including depreciation and amortization of $99,433 and $104,733 for the years ended April 30, 2004 and 2003, respectively	2,485,127	1,882,833
Gross profit (loss)	(4,591)	1,164,018

Selling, general and administrative expenses
(includes stock based compensation of $1,760,436)	3,733,122	1,634,137
Depreciation and amortization of non-manufacturing assets	30,048	19,026
	3,763,170	1,653,163

Net loss	$(3,767,761)	$(489,145)

Weighted-average number of common shares	21,234,238	14,628,135
outstanding
Basic and diluted loss per share	$(0.18)	$(0.03)

The accompanying notes are an integral part of these financial statements

HOUSE OF BRUSSELS CHOCOLATES INC.
Consolidated Statement of Changes in Shareholders' Equity for the Period from April 30, 2002 to April 30, 2004

	COMMON STOCK		ADDITIONAL PAID IN	WARRANTS AND			ACCUMULATED OTHER COMPREHENSIVE	SHAREHOLDERS'
	SHARES	AMOUNT	CAPITAL	OPTIONS	AMOUNT	DEFICIT	INCOME	EQUITY
Balance April 30, 2002	11,315,900	$11,316	731,359	250,000	$34,739	$(1,171,574)		$(394,160)
Shares issued on acquisition of House of Brussels
Holdings Ltd. - May 6, 2002	30,000,000	30,000	3,080,546			(6,000)	292,584	3,397,130
Adjustment for consolidation of subsidiaries			224,265			(3,523,436)	25,392	(3,273,779)
Elimination of House of Brussels Chocolates Inc.
additional paid in capital and deficit			(1,171,574)			1,171,574
Shares issued on acquisition of GFC Ventures Corp.	13,684,700	13,685	1,491,632			(1,505,317)
Elimination of GFC Ventures accumulated deficit						(2,952)		(2,952)
Conversion of related party loans and expenses	5,413,121	5,413	481,767	5,413,121	108,263			595,443
Conversion of loan from shareholder of House of
Brussels Holdings Ltd.	858,443	859	76,382	858,443	17,188			94,429
Conversion of Convertible Note	1,363,636	1,364	121,363	1,363,636	27,273			150,000
Stock-based compensation in exchange for services	5,416,579	5,417	76,295					81,712
Private Placements	3,037,500	3,037	118,248	3,037,500	215			121,500
Convertible notes exercised	21,481,278	21,481	380,948	16,831,250	16,320			418,749
	92,571,157	92,572	5,611,231	27,753,950	203,998	(5,037,705)	317,976	1,188,072
1-for-5 reverse split, March 4, 2003	(74,056,911)	(74,058)	74,058	(22,203,160)
	18,514,246	18,514	5,685,289	5,550,790	203,998	(5,037,705)	317,976	1,188,072
Debt settlement	27,176	27	5,653					5,680
Private Placement	1,000,000	1,000	48,850	1,000,000	150			50,000
Expired share purchase warrants			100		(100)
Foreign currency translation adjustment							14,650	14,650
Loss for the year						(489,145)		(489,145)
Comprehensive loss								(474,495)
Balance April 30, 2003	19,541,422	$19,541	5,739,892	6,550,790	$204,048	$(5,526,850)	$332,626	$769,257

The accompanying notes are an integral part of these financial statements

HOUSE OF BRUSSELS CHOCOLATES INC.
Consolidated Statement of Changes in Shareholders' Equity for the Period from April 30, 2002 to April 30, 2004

	COMMON STOCK		ADDITIONAL PAID IN	WARRANTS			ACCUMULATED OTHER COMPREHENSIVE	SHAREHOLDERS'
	SHARES	AMOUNT	CAPITAL	AND OPTIONS	AMOUNT	DEFICIT	INCOME	EQUITY
Expired share purchase warrants			5,055	(716,977)	$(5,055)
Stock-based compensation in exchange for services	507,349	508	(73,728)	874,256	215,807			142,587
Stock-based compensation in exchange for finance fee	2,000	2	1,098					1,100
Private Placements	2,512,407	2,512	410,950	2,132,629	1,080,631			1,494,093
Warrants issued in exchange for services			(18,360)	2,015,000	1,691,644			1,673,284
Warrants exercised	2,822,172	2,823	1,405,066	(2,822,172)	(220,128)			1,187,762
Warrants issued as stock-based compensation for
executive signing bonus				50,000	23,072			23,072
Shares issued in partial payment for the purchase
of "The Candy Jar"	200,000	200	199,800					200,000
Cancel shares, April 2004	(24,775)	(25)	(10,048)					(10,073)
Options issued under the 2004 stock option plan				540,000	477,909			477,909
Foreign currency translation adjustment							9,034	9,034
Loss for the period						(3,767,761)		(3,767,761)
Comprehensive loss								(3,758,727)
Balance April 30, 2004	25,560,575	$25,561	7,659,725	8,623,526	$3,467,928	$(9,294,611)	$341,660	$2,200,264

The accompanying notes are an integral part of these financial statements

HOUSE OF BRUSSELS CHOCOLATES INC.
Consolidated Statements of Cash Flows for the Years Ended April 30, 2004 and April 30, 2003

	APRIL 30, 2004	APRIL 30, 2003
	(audited)	(audited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income for the period	$(3,767,761)	$(489,145)
Adjustments to reconcile net loss for the period to net cash used in operating activities
Amortization of software	10,840	1,387
Amortization of property and equipment	118,641	122,372
Loss (gain) on disposal of assets	48,480	(20,701)
Employee and officer compensation through stock options	477,909
Common stock and warrants issued for compensation	1,829,970	81,712
Changes in non-cash working capital items
Accounts receivable	(200,430)	2,031
Inventory	(228,478)	(559,976)
Prepaid expenses	(328,295)	(108,184)
Other assets	(58,226)	(15,450)
Accounts payable and accrued liabilities	(198,064)	475,036
Unearned revenue	-	-
	(2,295,414)	(510,918)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayments of) loans	52,636	(276,912)
Proceeds from (repayments to) related parties	202,890	(111,765)
Proceeds from (repayments of) long term debt	(229,371)	214,713
Repayments of obligations under capital lease	(30,562)	(87,068)
Proceeds from issuance of convertible securities	1,187,762
Proceeds from conversion of debt to common shares	-	1,264,301
Proceeds from issuance of common shares	1,494,093	171,500
	2,677,448	1,174,769
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase (proceeds from disposal) of property and equipment	(465,833)	(5,634)
Issuance of common shares for purchase of subsidiary	200,000	1,505,317
Change in accumulated deficit from acquisition of subsidiary	-	(2,205,031)
	(265,833)	(705,348)
Foreign exchange effect on cash	(19,127)	89,417
Increase (decrease) in cash and cash equivalents	$97,074	$47,920
Cash and cash equivalents, beginning of the period	56,364	8,444
Cash and cash equivalents, end of the period	$153,438	$56,364

The accompanying notes are an integral part of these financial statements

HOUSE OF BRUSSELS CHOCOLATES INC.
Consolidated Statements of Cash Flows for the Years Ended April 30, 2004 and April 30, 2003

	APRIL 30, 2004	APRIL 30, 2003
	(audited)	(audited)
SUPPLEMENTAL CASH FLOW INFORMATION	$-	$-
Cash paid for income taxes	-	-
Cash paid for interest
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES	-	-

The accompanying notes are an integral part of these financial statements

HOUSE OF BRUSSELS CHOCOLATES INC.
Notes to the Consolidated Financial Statements

1.	Nature of Operations

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

Accounts receivable
Accounts receivable result from sales to wholesale customers and are net of an allowance for doubtful accounts and returns. The Company reviews the allowances on a quarterly basis, and at that time, the allowances are adjusted to maintain them at an amount estimated to be adequate to cover any future losses. Our allowances for doubtful accounts were $14,642 and $40,480 at April 30, 2004 and April 30, 2003 respectively.

Inventories
Inventories include finished goods, packaging supplies, and raw materials. Finished goods are valued at the lower of cost or net realizable value, on a weighted average basis. Packaging and raw materials are valued at the lower of cost or net realizable value, on a first in first out basis.

We regularly verify inventory balances using rotating item counts. On a quarterly basis, we perform physical inventory counts of all items, and reconcile those counts to our general ledger balances. During each count we identify and adjust inventory for items which are damaged, obsolete, or require an adjustment to book value. From time to time, an accounting reserve may be required to offset the value of inventory for items that remain on our books, but which may have a risk of impaired net realizable value. No such reserve was required as of April 30, 2003 or April 30, 2004.

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

Revenue Recognition
Sales revenue is recognized when our products are shipped. In largest part, we ship via FedEx, UPS and standard highway transport. We recognize sales when risk of loss and ownership is transferred to our customers. In some instances, sales contracts may contain certain rights to return product or obligate us to participate in product mark downs with our customers. In such instances, our contracts are reviewed individually to determine an appropriate revenue reserve

Cost of sales
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

Amounts due to related parties are advances made to us by the directors, or past directors, of the Company and have no stated terms of repayment. Amounts due to related parties consisted of the following at April 30:

	2004	2003
Advances payable to Grant Petersen, CEO	20,407	4,500
Advances payable to Evan Baergen, former Officer	94,011	4,500
Advances due to Stephen Whittington, former Officer	48,248	51,000
Advances payable to Richard Siemens, Director	99,844	-
Short-term note payable to Distacom, affiliate	57,473	-
	------------- 313,983 ========	------------- 60,000 ========

The short-term loan payable was obtained from Distacom Ventures Inc. (Distacom), a private company controlled by Mr. Richard Siemens, one of our directors and a 10% shareholder. The loan is repayable by May 31, 2004 and accrues interest at the rate of 7% per annum. The loan was advanced and is repayable in Canadian dollars and is secured by a General Security Agreement having a first charge over the assets of the Company.

7.	Obligations Under Capital Lease

The Company had leased certain manufacturing equipment through CIBC Leasing and one vehicle from Ford Leasing. The leases all expired during the current year and title to the equipment was transferred to the company.

8.	Stock Option Plan and Stock-Based Compensation

The Company periodically issues incentive stock options to key employees, officers, and directors to provide additional incentives to promote the success of the Company’s business and to enhance the ability to attract and retain the services of qualified persons. The issuance of such options are approved by the Board of Directors.

On April 29, 2004 our Shareholders approved, and we implemented, a stock option plan for both employees and directors of the Company and its subsidiaries. Under terms of the plan we may grant options to purchase up to 1,250,000 shares of our common stock at discounts up to 15% off market price. During the current year, we issued options for 810,000 shares in grant sizes ranging from 10,000 to 200,000 shares to our Directors and employees at an exercise price $1.63 per share and an expiration timeframe of 3 years. Vesting related to these options vary. Options to purchase 440,000 of our shares remain available under the plan at fiscal year end. A summary of the Company’s stock option activity and related information for the years ended April 30, 2003 and 2004 follows:

	Number of Shares Under Options	Weighted-Average Exercise Price
As of April 30, 2003	-	-
Granted during fiscal year 2004	810,000	1.63
Exercised during fiscal year 2004	-	-
Forfeited during fiscal year 2004	-	-
As of April 30, 2004	810,000	1.63

There were no stock options granted, exercised or forfeited during the fiscal year ended April 30, 2003. Of the options outstanding at April 30, 2004, 520,000 were fully vested and exercisable and 290,000 were awaiting vesting. All options granted were issued at a 15% discount to fair market value with a weighted average grant-date fair value of $0.90.

In addition to our stock option plan, we granted a total of 1,520,000 share purchase warrants to four (4) members of our Board of Directors, two of which are also officers of the Company, and 250,000 share purchase warrants to three (3) members of our Medical Advisory Board. All warrants were granted in exchange for services. Our Chief Financial Officer, Robert Wesolek, received warrants for the purchase of 500,000 shares at an exercise price of $1.65 which expire February 23, 2009. Our Chief Operating Officer, John Veltheer, received warrants for the purchase of 500,000 shares at an exercise price of $1.85 which expire March 12, 2009. Our Director, Hal Kahn, received warrants for the purchase of 260,000 shares at an exercise price of $1.58 which expire March 31, 2009 and our Chairman of the Board, Dr. Donovan received a share purchase warrant for 260,000 shares of our stock at a warrant exercise price of $1.02 per share. The warrants granted to our Medical Advisory Board had an exercise price of $1.65 and expire one year from the date of grant.  All warrants were issued with exercise prices equivalent to the fair market value at date of grant and are fully vested. Their weighted average grant-date fair value was $0.98. None of these warrants were forfeited or exercised during the year ended April 30, 2004.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model using the appropriate life of the option, a risk free rate of 2.4%, a volatility factor of 60% and no expected dividend yield.  In total, for the year ended April 30, 2004, we recognized $2,202,000 in stock-based compensation expense in the accompanying financial statements.

HOUSE OF BRUSSELS CHOCOLATES INC.
Notes to the Consolidated Financial Statements

9.	Share Capital

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

10.	Subsequent Events

On June 8, 2004 the Company signed a Memorandum of Understanding with DeBas Chocolate Inc. ("DeBas") of Fresno, CA, whereby Brussels will acquire DeBas for a combination of cash, stock and assumption of debt. The terms of purchase are subject to completion of due diligence and the required financial audit.

11.	Transactions with Related Parties

Debt Conversion

On November 30, 2002 we issued 1,500,000 investment units to Evan Baergen, our then Chief Financial Officer, and 1,500,000 investment units to Grant Petersen, our current Chief Executive Officer, President and Director. The units were issued upon the conversion of two (2) notes payable by the Company to Mr. Baergen and Mr. Petersen in the amount of $75,000 each in compensation for services rendered. The notes were converted at a price of $0.05 per investment unit.The fair market value of our common stock at the date of the conversion agreement was $0.04. The terms of the conversion were set in a letter agreement with the Company. Each unit was comprised of one share of common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one share of common stock at a price of $0.30 per share during the period from closing until May 2004. A total of 1,500,000 shares and 1,500,000 share purchase warrants were issued to each of Mr. Baergen and Mr. Petersen. During May 2004, Mr. Petersen exercised his option to purchase all of the shares of our common stock available under his warrants. During May 2004, Mr. Baergen also exercised his option to purchase all of the shares of our common stock available under his warrants. All securities issued in connection with these transactions were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

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

HOUSE OF BRUSSELS CHOCOLATES INC.
Notes to the Consolidated Financial Statements

Directors

During February & March 2004, a total of 1,520,000 share purchase warrants were issued to four (4) members of our Board of Directors, two of which are also officers of the Company. All warrants were issued in exchange for services. Our Chief Financial Officer, Robert Wesolek, received warrants for the purchase of 500,000 shares at an exercise price of $1.65 which expire February 23, 2009. Our Chief Operating Officer, John Veltheer, received warrants for the purchase of 500,000 shares at an exercise price of $1.85 which expire March 12, 2009. Our Director, Hal Kahn, received warrants for the purchase of 260,000 shares at an exercise price of $1.58 which expire March 31, 2009. The residual warrants relate to a Consulting Agreement with Dr. William Donovan, our Chairman of the Board, to provide consulting services regarding the Company’s product development. This Agreement is for a period of 24 months and terminates on November 6, 2005. Under the terms of the Agreement, Dr. Donovan received a share purchase warrant for 260,000 shares of our stock at a warrant exercise price of $1.02 per share. These issuances were completed pursuant to Section 4(2) of the Act. The fair value of each warrant granted to directors in exchange for their services was estimated on the date of grant using the Black-Scholes option pricing model and was fully expensed in the accompanying financial statements. All securities issued in connection with these warrants will be endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

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

HOUSE OF BRUSSELS CHOCOLATES INC.
Notes to the Consolidated Financial Statements

SUPPLEMENTAL SCHEDULE OF EXPENSES
	YEAR ENDED APRIL 30	YEAR ENDED APRIL 30
	2004	2003
	(audited)	(audited)
Selling expenses
Bad debts	$30,658	$16,263
Interest and bank fees	11,605	44,316
Office and miscellaneous	7,339	12,450
Promotion and advertising	302,873	115,659
Rent and utilities	168,140	80,249
Salaries, benefits and consulting fees	364,702	486,753
Travel and entertainment	142,884	69,119
	1,028,201	824,809

General and administrative expenses
Board of Directors Fees	1,760,436	-
Interest, bank fees and foreign exchange	94,780	9,662
Office and miscellaneous	72,187	46,098
Promotion and advertising		4,163
Professional fees	124,595	180,930
Rent and utilities	46,311	42,239
Salaries, benefits and consulting fees	538,152	511,989
Travel and entertainment	19,980	34,948
Loss (gain) on disposal of assets	48,480	(20,701)
	2,704,921	809,328

Total selling, general and administrative expenses	$3,733,122	$1,634,137

The accompanying notes are an integral part of these financial statements