Form 10QSB/A
period 2004-10-31
HOUSE OF BRUSSELS CHOCOLATES INC
filed 2005-04-22
CIK 1072367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

DRAFT
FORM 10-QSB/ A
Amendment Number 1

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

House of Brussels Chocolates Inc. is filing this Amendment No. 1 on Form 10-QSB/A to its Form 10-QSB for the quarter ended October 31, 2004 that was originally filed with the Securities and Exchange Commission (“SEC”) on December 15, 2004 (the “Original 10-QSB”) to (i) modify our presentation of our Consolidated Statement of Cash Flows to classify an amount issued in settlement of trade payable as an adjustment to reconcile net loss for the period to cash used in operating activities and (ii) expand our financial statement footnote disclosure related to inventories. For the convenience of the reader, this Amendment No. 1 amends in its entirety the Original 10-QSB.

This Amendment No. 1 continues to speak as of the date of the Original 10-QSB, and we have not updated the disclosure contained herein to reflect any events that occurred at a later date other than those set forth above . All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in our periodic reports filed with the SEC subsequent to the date of the filing of the Original 10-QSB.

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

	3 MONTHS ENDED OCTOBER 31,		6 MONTHS ENDED OCTOBER 31,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Sales	$4,171,563	$1,070,425	$4,917,210	$1,342,551
Cost of sales, excluding amortization
and depreciation	3,172,172	452,482	3,775,275	700,016
Gross profit	999,391	617,943	1,141,935	642,535

Selling, general and administrative
expenses	1,215,966	423,146	1,947,512	868,455
Amortization and depreciation	80,512	2,107	125,352	64,348
	1,296,478	425,253	2,072,864	932,803

Net loss	$(297,087)	$192,690	$(930,929)	$(290,268)

Weighted-average number of common
shares outstanding	30,454,728	19,652,943	29,048,853	19,928,556
Basic and diluted loss per share	$(0.01)	$0.01	$(0.03)	$(0.01)

The accompanying notes are an integral part of these financial statements

HOUSE OF BRUSSELS CHOCOLATES INC. Consolidated Statement of Changes in Shareholders' Equity for the Period from April 30, 2004 to October 31, 2004

							ACCUMULATED
	COMMON STOCK		ADDITIONAL	WARRANTS			OTHER
			PAID IN	AND			COMPREHENSIVE	SHAREHOLDERS'
	SHARES	AMOUNT	CAPITAL	OPTIONS	AMOUNT	DEFICIT	INCOME	EQUITY

Balance April 30, 2004	25,560,575	$25,561	$7,659,725	8,623,526	$3,467,928	$(9,294,610)	$341,660	$2,200,264
Warrants and options exercised for common stock	4,048,781	4,049	2,956,623	(4,048,781)	(547,932)			2,412,740
Stock-based compensation for services	15,000	15	25,485					25,500
Warrants expired			35,439	(354,391)	(35,439)			-
Options under the 2004 stock option plan				87,150	78,355			78,355
Private placements	142,000	142	152,121					152,263
Warrants issued			(312,294)	518,454	444,032			131,737
Stock issued for acquisition of Debas Chocolates	324,042	324	929,676					930,000
Loss for the period
Foreign currency translation adjustment							59,614
Shares held in contingency			(650,000)					(650,000)
Balance July 31, 2004	30,090,398	$30,091	$10,796,775	4,825,958	$3,406,944		$401,274	$5,280,859
Warrants and options exercised for common stock	423,786	424	453,662	(482,082)	(213,603)			240,483
Stock-based compensation for services	67,005	67	144,934					145,001
Options under the 2004 stock option plan				55,577	49,969			49,969
Stock issued in settlement of debt	96,968	97	235,535					235,632
Private placements	159,716	159	174,190					174,349
Warrants issued				151,716	64,954			64,954
Loss for the period						(930,929)		(930,929)
Foreign currency translation adjustment							274,925	334,539
Balance October 31, 2004	30,837,873	$30,838	$11,805,096	4,551,169	$3,308,264	$(10,225,539)	$676,199	$5,594,858

The accompanying notes are an integral part of these financial statements

HOUSE OF BRUSSELS CHOCOLATES INC. Consolidated Statement of Cash Flows for the Six Month Periods Ended October 31, 2004 and October 31, 2003

	6 MONTHS ENDED	6 MONTHS ENDED
	OCTOBER 31, 2004	OCTOBER 31, 2003
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(930,929)	$(290,268)
Adjustments to reconcile net loss for the period to net cash used in operating activities
Amortization and depreciation	125,352	64,348
Employee and officer compensation through stock options	128,324	-
Stock issued in settlement of trade payable	235,632	-
Common stock and warrants issued for compensation	170,501	74,687
Changes in non-cash working capital items
Accounts receivable	(2,640,737)	(772,762)
Inventory	(873,360)	(159,703)
Prepaid expenses	(63,192)	21,955
Other assets	(1,314,492)	(1,328)
Accounts payable and accrued liabilities	2,383,728	662,862
	(2,779,173)	(400,209)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans and other long term debt	1,106,391	48,150
Proceeds from (repayments to) related parties	(11,319)	79,836
Additions to (repayments of) obligations under capital lease	82,602	(13,330)
Proceeds from exercise of previously issued warrants	2,653,223	-
Proceeds from issuance of securities	523,303	526,545
	4,354,200	641,201
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, land, building and equipment	(1,938,169)	(20,179)
Shares held in contingent escrow	(650,000)	-
Issuance of common shares for purchase of subsidiary	930,000	-
	(1,658,169)	(20,179)
Foreign exchange effect on cash	52,628	(216,407)
Increase (decrease) in cash and cash equivalents	$(30,514)	$4,406
Cash and cash equivalents, beginning of the period	153,438	56,364
Cash and cash equivalents, end of the period	$122,924	$60,770

SUPPLEMENTAL CASH FLOW INFORMATION	$-	$-
Cash paid for income taxes	-	-
Cash paid for interest
SUPPLEMENTAL NON-CASH INVESTING &	-	-
FINANCING ACTIVITIES

The accompanying notes are an integral part of these financial statements

HOUSE OF BRUSSELS CHOCOLATES INC. Notes to the Consolidated Financial Statements for the Quarter Ended October 31, 2004

1.	Nature of Operations

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

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended October 31, 2004, our operations were primarily financed using cash generated from revenues, sales of our common stock, the exercise of share purchase warrants, vendor credit and short term receivables financing. Asset purchases, together with the buildup of our inventories and accounts receivable contributed heavily to the cash required by our operations during this period. In total for the six month period ending October 31, 2004, our investing activities consumed $1,658,000 and our operations consumed $2,779,000 in excess of amounts generated by product sales. This shortfall has been substantially offset by $4,354,000 obtained as a result of our financing activities including $3,177,000 in capital raised from our shareholders.

Cash required for on-going operations has increased significantly. Our need for raw materials and our investment in inventories has become sharply higher. Though we seek customers with non-seasonal demand, our products sales still reflect a strong element of holiday purchasing. As a result, we face significant cash needs during the periods in which we generate the least revenue. Further, our acquisition of DeBas resulted in the use of cash and the absorption of additional liabilities. Among those liabilities is approximately $260,000 in employee related taxes which are delinquent. A lien for $157,000 has been placed against DeBas in connection with these past due amounts. Since our acquisition of DeBas, we have paid all new tax obligations in full when due. We have also granted a limited power of attorney to an expert to negotiate favorable payment terms and possible reductions in penalties from the IRS. In addition, we intend to pursue settlement negotiations with respect to a variety of outstanding DeBas liabilities. In one instance during August 2004, we reached an agreement with a significant vendor to accept the equivalent of $235,000 in shares of our restricted common stock in lieu of cash payable under the terms of a previous liability.

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