Form 10KSB
period 2005-04-30
HOUSE OF BRUSSELS CHOCOLATES INC
filed 2005-08-02
CIK 1072367

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Issuer's revenues for its most recent fiscal year was $7,492,005.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within 60 days: $20,214,889 as of June 25, 2005

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 31,182,597 shares of common stock ($0.001 par value) outstanding as of July 25, 2005

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

HOUSE OF BRUSSELS CHOCOLATES INC.
ANNUAL REPORT ON FORM 10-KSB

Index

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of management and information currently available to management. The use of words such as "believes," "expects," "anticipates," "intends," "plans," "estimates," "should," "likely" or similar expressions, indicates a forward-looking statement.

Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future results may differ materially from those expressed in the forward-looking statements. Many of the factors that will determine these results are beyond our ability to control or predict. Stockholders are cautioned not to put undue reliance on any forward-looking statements, which speak only to the date made. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to:

•	our ability to finance our business plan and overcome our history of operating losses;

•	the negative effects arising from possible events of default, asset collateralization, restrictions and failures to covert indebtedness related to our agreements with Laurus Master Funds (Laurus);

•	our ability to deal effectively with competition, obtain new customers and manage our growth;

•	our ability to effectively judge acquisition candidates and integrate acquired operations;

•	general market acceptance of our products and the success of private labeling as a strategy by our customers;

For a discussion of some additional factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information under "Risk Factors". The identification in this document of factors that may affect future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

We operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. All forward-looking statements included in this filing are based on information available to us on the date of the filing. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this filing.

OVERVIEW

House of Brussels Chocolates Inc. (“We”, the “Company” or “House of Brussels”) owns and operates Brussels Chocolates Ltd. (“Brussels Chocolates”), House of Brussels Chocolates (USA), Ltd. (“HOBC USA”), DeBas Chocolate Inc. (DeBas), and ChocoMed Inc. (“Chocomed’). We are an established manufacturer of gourmet chocolate products with plants in Delta, B.C., Canada, and Fresno, California. For more than 20 years we’ve offered a full line of quality chocolates, made from high-grade ingredients. Our chocolate products have a long history of customer acceptance and are manufactured to the very strict standards.

Index

We specialize in manufacturing chocolate products for “private label” resale and we target customers with the capacity to make annual purchases of $1 million to $20 million. We believe our expertise in formulating custom chocolate offerings and providing turnkey packaging solutions sets us apart. In early 2002, we primarily marketed our products directly to consumers through 13 high-end retail outlets. Based on our assessment of market potential and costs, we redirected our efforts to pursue private label and wholesale distribution customers exclusively. Our clients represent a diverse of retailers and wholesalers.

Effective March 29, 2005, we entered into a $6,000,000 convertible financing facility with Laurus Master Fund, Ltd. (“Laurus" and the “Credit Facility”). The Credit Facility consists of (i) a $3,500,000 Secured Convertible Note (the “Secured Note”), (ii) a Secured Convertible Minimum Borrowing Note (the “Minimum Borrowing Note”) and (iii) and a $2,500,000 Secured Revolving Note (the “Secured Revolving Note”) (the Secured Note, Minimum Borrowing Note and Secured Revolving Note are collectively referred to herein as the “Notes”). The Notes are secured by a security interest in substantially all of the assets and intellectual property of the Company and its subsidiaries.

Additionally, the Company issued Laurus a common stock purchase warrant to purchase up to 1,500,000 shares of its common stock at a price of $1.20 per share (the "Warrants"). The Warrants are exercisable until seven (7) years from the date of issuance. Pursuant to the terms of the Credit Facility, the Company paid a closing payment of 3.6% of the total amount available under the facility to Laurus which represents a fee of 1.2% per year.

The Secured Note matures three (3) years from the date of issuance, and is convertible into common stock of the Company, under certain conditions, at a price of $0.88 (the “Fixed Conversion Price”). The Secured Note has an interest rate equal to the Wall Street Journal prime rate plus 2%, reducible to as low as zero if the Company’s share price rises in accordance with certain benchmarks. Under the terms of the Secured Note, the Company must make monthly payments of $109,375.00, plus accrued and unpaid interest beginning August 1, 2005. Under certain conditions set forth in the Secured Note, Laurus will be required to convert into shares of common stock all or a portion of their monthly payment. In the event that all or a portion of the monthly payment is paid in cash, then the Company must pay Laurus 102% of such amount.

In May 2004, we executed an agreement with Walgreens for the sale of private label chocolates using our “Truffelinos” and “Truffelinos Lite” trademarks. As part of the agreement, Walgreens guaranteed that it would purchase not less than $3,000,000 in product annually for a two (2) year period. To date, we’ve completed $1,392,000 in sales to Walgreens under the terms of the agreement. As such, sales during the initial annual period of the Walgreens contract were less than the guaranteed minimum. Management believes sales during its second annual period will exceed $3,000,000 and result in compliance with the minimum purchase requirement for the contract term as a whole. During December 2004, we entered into an exclusive three (3) year agreement with Schokinag Chocolate North America Inc. to provide manufacturing, co-packing, and marketing and distribution services with respect to its line of gourmet drinking chocolates. We are nearing completion of the tooling required to support performance under this agreement. Large customers such as Walgreens, Laura Secord, Nordstrom, Whole Foods and Costco now represent a significant portion of our sales. We continue to focus our marketing efforts at large companies with the objective of reducing our selling and administrative expenses as a percentage of our revenues. This strategy, however, makes us more dependent on a few, large customers.

In connection with the transition in our customer focus, we upgraded our plant and equipment. During November 2003, we purchased the assets of “The Candy Jar”, a gourmet chocolate manufacturer based in San Francisco, California. In July 2004, we also acquired the operations of DeBas Chocolate Inc. located in Fresno, California. We undertook the acquisition of DeBas to expand our manufacturing capacity, increase revenues, enhance product lines and add a variety of highly recognizable gourmet trademarks. As part of the transaction, we acquired a manufacturing and production facility which we believe is strategically located and will assist in lowering the cost of our product distribution. During the period from November 2004 through February 2005, we vacated a 32,000 square foot plant near downtown Vancouver and moved to approximately 80,000 square feet of modern office, manufacturing and inventory warehouse space located in an industrial community in Delta, British Columbia. Though previous capacity was adequate to meet historic needs, our prior facilities did not provide the opportunity to reengineer work flows or allow the most effective layout of our manufacturing equipment. Our new facilities substantially increase our capacity. We believe the layout of these facilities more exactly meets our needs and we will result in cost savings arising from efficiencies in workflow, maintenance and inventory management.

Index

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

We completed a number of fundamental corporate changes to reflect our acquisition of House of Brussels Holdings. These changes were approved by our shareholders in March 2003. We completed a reverse split of our outstanding shares of common stock on the basis of one new share of common stock for each five previously outstanding issued and outstanding shares of our common stock. We also amended our Articles of Incorporation to give effect to the following:

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

In October 2003, we formed House of Brussels Chocolates (USA), Ltd., a wholly owned domestic subsidiary. On November 19, 2003, HOBC (USA), purchased certain assets of The Candy Jar, Inc., a California corporation which manufactured and retailed ultra-gourmet chocolate products.

During February 2004, we incorporated a wholly owned subsidiary, ChocoMed, Inc., to manage the business opportunities we anticipate from our manufacture and commercialization of fortified chocolate products.

On July 29, 2004, we entered into a stock purchase agreement with DeBas Chocolates, Inc., a California corporation whereby we purchased all of the outstanding shares of common stock of DeBas. In this transaction, we acquired all of the outstanding shares of DeBas from Guy Debbas, its sole shareholder.

As part of an internal cost reduction and production efficiency review we closed our manufacturing facilities at 2065 Oakdale Avenue, San Francisco, California on December 1, 2004. The shutdown of this operating location was undertaken to reduce manufacturing costs and consolidate domestic west coast operations at our newly acquired production facilities in Fresno, California. The inventories and manufacturing assets previously located at the San Francisco plant have been reallocated to support operations at both our Fresno and Delta, British Columbia locations.

OUR MARKET FOCUS

Brussels Chocolates was founded in 1983 by a family of native Belgian chocolatiers. Using original molds, recipes and traditional techniques from Belgium, they established a small production and retail outlet in an upscale neighborhood of Vancouver, British Columbia. Strong product acceptance resulted in the growth of retail outlets and the establishment of centralized manufacturing facilities. By December 2001, Brussels Chocolates had expanded to 13 retail outlets. While certain retail locations were profitable, many struggled to cover their cost of operation.

The Company’s current management acquired the operations of Brussels Chocolates early in 2002. Based on our assessment of marketing costs and manufacturing capacity, we determined to change its business model. Accordingly, we began efforts to expand wholesale marketing of our products and close unprofitable retail stores. We believe the cost to obtain and service new wholesale business is less than the cost to maintain new retail outlets and drive end-user traffic. We also believe that production for wholesale contracts better utilizes our manufacturing capacity. Accordingly, we closed all but two of our retail stores. We continue to operate one retail location and have licensed the other retail store to an independent entrepreneur who sells our products and operates under the “House of Brussels Chocolates” name. We received a one-time license fee in connection with this transaction and continue to receive the benefits associated with a local retail presence.

Index

In fiscal year 2003, we began pursuit of wholesale customers. We focused our attention on this customer base with the intention of decreasing the effects of seasonality and increasing utilization of our production facility on a year-round basis. We believe this focus will enable us to operate at a higher rate of efficiency, decrease idle-time expense and better absorb fixed and semi-variable costs.

In the past, the majority of our revenues were generated by product sales in Canada. Since the beginning of fiscal year 2003 however, we have expanded our market focus to the United States and are currently in negotiations with a number of giant retailers in Asia. We believe this broadened scope provides additional sales opportunities and will allow us to facilitate the purchasing of raw materials internationally. On a number of occasions, our management has visited Hong Kong and mainland China to investigate distribution opportunities and alternative sources for certain of our packaging supplies. Our products have been generally well received and a variety of high-volume, low-cost packaging options have been identified and are being negotiated.

While servicing our wholesale customers we recognized an increasing demand for privately labeled chocolate products. In general, private label goods are manufactured for resale by one party under a tradename or trademark belonging to another party. We believe the demand for private label goods is supported by our client’s ability to generate higher margins by utilizing their prime “shelf-space” for products they control, rather than products purchased for resale from third-party vendors. We currently provide private label products to Walgreens, Whole Foods, Nordstrom, Laura Secord, Suzanne Somers, Sun-Maid Raisins, Robert Mondavi and nearly 100 other smaller resellers. Because of our staffing, experience and production facilities, we believe we are well suited to supplying turnkey private label solutions to our customer base. Our future sales growth is directed towards private label and wholesale customers.

We also recognize the growing interest in using dark chocolate, no-sugar-added/low-carb products to deliver dietary supplements, functional foods and pharmaceutical compounds. To that end, we have formed a Medical Advisory Board consisting of health care specialists. Their goal is to identify and evaluate key companies, personnel and products involved with advancing the use of chocolate as a carrier for various compounds. These compounds span the spectrum from simple dietary supplements, to pharmaceutical compounds targeting specific types of medical conditions. Our advisory board intends to identify research projects and support personnel to facilitate the manufacture and commercialization of these compounds. We incorporated a wholly owned subsidiary, ChocoMed, Inc., in February 2004 to manage the business opportunities we anticipate from this sector.

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

On November 19, 2003, we purchased certain assets of The Candy Jar, Inc., a California corporation which manufactured and retailed ultra gourmet chocolate products. In exchange for the purchased assets, we agreed to pay $233,820 in cash and 200,000 shares of our restricted stock. Included in the assets purchased were trademarks (including “Truffelinos” and “Truffelinos Lite” ) and a pre-existing private label relationship with Nordstrom.

On July 29, 2004, we entered into a stock purchase agreement with DeBas Chocolates, Inc., a California corporation ("DeBas") whereby we purchased all of the outstanding shares of common stock of DeBas. We undertook this acquisition to expand our manufacturing capacity, increase revenues, enhance product lines and add a variety of highly recognizable gourmet trademarks to our family of offerings. As part of the transaction, we also acquired a strategically located manufacturing and production facility which we believe will assist in lowering the cost of our product distribution. Additionally, Guy Debbas, Founder and President of DeBas, remains with us as Chief Operating Officer under a five-year employment agreement. We believe Mr. Debbas is uniquely skilled in manufacturing efficiencies and product research & development.

Our sales focus is to build long-term relationships with retailers of significant size. More specifically, we target customers with the capacity to make annual purchases of $1 million to $20 million. Such customers necessarily have a “year-round” focus that will help attenuate the cyclical nature of our seasonal sales. We continue to cultivate leads through tradeshow attendance, cold calls and referrals.

Index

OUR PRODUCTS

House of Brussels sells a full range of chocolate products. Our offerings include gourmet/ultra-gourmet truffles, chocolate bars, European chocolates, panned goods and drinking chocolate. Our line of chocolate bars includes fortified chocolate and energy bars. We also manufacture a complete line of no-sugar-added/low-carbohydrate chocolate products. We constantly innovate new product ideas to suit the tastes and business focus of our wholesale and private label customers.

Historically, we generated a significant portion of our revenues from “tourist chocolates”. This category of goods includes those products offered on a seasonal basis to the tourist trade. Among those offerings are a number of “maple” and “hazelnut” favored items. Our signature products in this category are the “Maple Leaf”, symbolic of Canada’s national heritage, and the chocolate hedgehog. The hedgehog marries the traditional Belgian symbol of good luck (i.e., the hedgehog) with a delicious taste for strong customer appeal.

Our gourmet/ultra-gourmet truffles include a full line of flavors and are made from the very highest quality ingredients. We believe our gourmet/ultra-gourmet truffles are among the finest in the world. Our line of chocolate bars is extensive. We offer both solid and filled bars made of classic ingredients as well as a complete line of no-sugar-added/low-carbohydrate chocolate bars and truffles. Our bar line also includes special formulations to enhance energy, provide protein and act as a carrier for other functional ingredients.

In addition, we offer a complete line of high-quality Belgian chocolates, panned goods and European drinking chocolate. Our Belgian chocolates are produced in a variety of classic shapes and fillings. They are generally manufactured in both milk and dark chocolate and can be purchased in either classic or sugar free versions. Our panned goods span the broadest variety of types and flavors. Panned goods may contain almost any center (e.g. fruits, nuts) coated in a rich chocolate covering with a thin polished shell. Our European drinking chocolate comes in seven flavors and a variety of tins.

Our packaging varies in accordance with our customers specifications. We typically produce premium chocolates packaged in a high quality box for resale through custom boutiques and high-end retailers. We also sell products in more cost effective packaging to the grocery, drugstore and tourist markets.

We undertake expansion in new markets and products with the objectives of increasing sales and evening out seasonal variations in revenue. One of our management’s goals is to eliminate or reduce the severity of our historical revenue and plant utilization swings. We believe that the diversification of our products and markets will significantly reduce our revenue swings.

We produce larger volume items such as our tourist goods and Belgian chocolates at our Delta, British Columbia plant. Our panned goods and ultra-gourmet chocolate truffles are generally manufactured in our Fresno, California facility. With the exception of drinking chocolate and panned goods, which are produced solely in Delta and Fresno, respectively, either facility is capable of producing all of our products with relatively minor plant modifications. This provides us increased flexibility in production scheduling and shipping.

We purchase raw materials from a wide variety of suppliers. The chocolate we use is available from a number of sources and is not a scarce commodity. Based on the pricing, service and quality, we have developed long-standing relationships with certain of our suppliers including Schokinag Chocolate, Unisource, Boxmaster and Ellis Packaging. As a result, we use those vendors to satisfy many of our raw materials needs. We have used many suppliers in the past and will continue to compare and negotiate pricing and quality with current suppliers and a broad variety of alternative sources. In that connection, our management has visited Hong Kong and mainland China to investigate alternative sources for certain of our packaging supplies. As a result, low-cost packaging options originating in Asia have been identified and are being negotiated.

COMPETITION

According to the most recently published MA311D, a Department of Commerce Report on the U.S. confectionery industry sponsored by the National Confectioners Association, 2003 wholesale confectionery sales increased 5.7 percent to $16.8 billion. Of the overall market, chocolate sales increased 8.0 percent to $9.5 billion (wholesale). Our production and sales represent a very small portion of the overall market. We compete with a large number of chocolate manufacturers both in North America and overseas. The total number of our competitors is unknown but it is considerable. We compete against many companies who have greater financial resources and larger, more modern production capabilities than we do. The confectionary industry is highly segmented. A small number of giant corporations account for the largest part of sales while the remaining demand is shared by a large range of smaller boutique providers.

Index

We challenge our competitors by focusing on product quality, cost effectiveness and our ability to quickly respond to the needs of our customers. We specialize in manufacturing chocolate products for “private label” resale by retailers of significant size. We believe our expertise in formulating custom chocolate offerings and providing turnkey packaging solutions sets us apart. Because of the increased profit opportunities we believe we offer our customers, we believe the potential in private label distribution of chocolate products is extraordinary. Brand considerations generally prevent our giant competitors from undertaking private label opportunities. Smaller competitors generally do not have the resources to provide turnkey private label solutions, or the manufacturing resources to fulfill the volume commitments they entail. It is our belief that we are well situated to take advantage of the current positioning of its competitors and generate significant success.

In addition, our particular skills in chocolate innovation provide an opportunity for our ChocoMed subsidiary to develop products utilizing chocolate as a palatable carrier for various dietary supplements targeting specific types of medical conditions. As a market for these goods develop, we expect our ChocoMed products to provide our highest margins. We believe this market will not cannibalize market share from other operations.

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

We plan to compete in the market for Gourmet, Ultra-Gourmet, No-Sugar-Added/Low-Carb and Supplement-Fortified chocolates particularly in the private labeling arena in the United States and Canada while making further inroads in Southeast Asia. We believe our ability to recognize opportunity and innovate product solutions will add to our success.

INTELLECTUAL PROPERTY

We maintain a range of trademarks through commercial use and via registration with the governments of the United States and Canada. We are currently undertaking the expansion of our trademark protection in Southeast Asia. Our registered trademarks, or trademarks for which we are seeking registration include; “House of Brussels”, “House of Brussels Chocolates & Design”, ‘Chocomed”, “Chocolatier’s Choice”, “House of Brussels Traditional Belgian Chocolates & Design”, “A Capella”, “Mochacircle”, “Mochadisc”, “Mocharound”, “The Coffee Lover’s Supreme Chocolate Bar”, “Esprezzo”, “Zzozzo”, “Chocolati”, and “Triangle Box Design”.

We are one member of a four-company group called the “Hedgehog Consortium” that has applied for a Canadian trademark for the “hedgehog” as it pertains to food products. One member of this group already owns a similar trademark in the US and has granted the other three members a renewable, 99-year license to use the trademark without charge.

As part of our contractual arrangement with Walgreens we transferred our trademarks for Truffelinos and Truffelinos Lite to Walgreens. All of our intellectual property has been pledged as collateral as part of our financing agreements with Laurus Master Fund.

Our chocolate recipes are proprietary and are considered “trade secrets”. We protect the privacy of those formulations rigorously.

GOVERNMENT REGULATION

We have no current products which require governmental approval. We are subject to food and packaging regulations in all countries in which our products are sold. No extraordinary regulations apply to our production processes or products.

Index

EMPLOYEES

As of April 30, 2005, we employed 52 full-time employees and two (2) contract consultants. During periods of peak production, we may temporarily double the n umber of persons we employ. Twenty-nine of our current employees are represented by the National Automobile, Aerospace, Transportation and General Workers Union (CAW-Canada) Local 114. We consider our employee relations to be good.

RESEARCH AND DEVELOPMENT EXPENDITURES

We constantly review our recipes, update flavors and innovate new product offerings. The costs involved in these activities are expensed as incurred as part of the normal product development cycle. We estimate that 1-2 percent of our production costs relate to product development. Our estimated research and development expenditures for fiscal 2005 and 2004, approximated $147,000 and $24,000, respectively. The cost of research and development is included in our overheads and is recaptured from our customers through sales price adjustments.

RISK FACTORS

An investment in our Common Stock involves a high degree of risk. You should carefully consider the risks described below before deciding to purchase shares of our Common Stock. If any of the events, contingencies, circumstances or conditions described in the risks below actually occur, our business, financial condition or results of operations could be seriously harmed. The trading price of our Common Stock could, in turn, decline and you could lose all or part of your investment.

Risks Relating to our Business

We have experienced recent substantial operating losses and may incur additional operating losses in the future.

During the twelve month periods ended April 30, 2005 and April 30, 2004 we incurred net losses of $4,855,000 and $3,767,000, respectively. In the event we are unable to increase our gross margins, reduce our costs and/or generate sufficient additional revenues to offset our increased costs, which will include significantly increased non-cash finance related expense, we may continue to sustain losses and our business plan and financial condition will be materially and adversely affected.

We have substantial indebtedness to Laurus Master Fund (Laurus) secured by substantially all of our assets. If an event of default occurs under this indebtedness, Laurus may foreclose on our assets and we may be forced to curtail our operations or sell some of our assets to repay the Notes.

On March 29, 2005, we borrowed $4,500,000 from Laurus pursuant to a $6,000,000 financing facility involving secured promissory notes and related agreements. Our indebtedness to Laurus as of April 30, 2005 was $4,500,000. The notes and agreements provide for the following events of default (among others):

•	failure to pay obligation under the indebtedness due,

•	an uncured breach by us of any material covenant, term or condition in any of the notes or related agreements,

•	a breach by us of any material representation or warranty made in any of the notes or in any related agreement,

•	a default on any other indebtedness in excess of $100,000 which is not waived or cured within 15 days,

•	the filing of any money judgment or similar final process which is not bonded against or settled within 30 days,

•	a change in control of the Company’s shareholders or Board of Directors,

•	any indictment against the Company or its officers which result in the forfeiture of Company assets,

•	the institution of any form of bankruptcy proceeding by or against us, or admission of insolvency, and

Index

•	our Common Stock is suspended from our principal trading market for five consecutive days or five days during any ten consecutive days.

Upon the occurrence of an event of default under our agreements with Laurus, they may enforce their rights as a secured party and we may lose all or a portion of our assets. In addition, we may be subject to a default penalty of 15% of the amount owed at the time of any default. As a result, we could be forced to materially reduce our business activities or cease operations.

The restrictions on our activities contained in the Laurus financing documents could negatively impact our ability to obtain financing from other sources.

So long as the Laurus financing facility remains in effect, our agreements restrict us from obtaining additional debt financing without written consent. Also, we have granted Laurus a ten (10) day right of first refusal to provide additional financing to us in the event that we propose to engage in additional convertible financing. Laurus’ right of first refusal could act as a deterrent to third parties which may be interested in providing us with debt financing. To the extent that such a financing is required for us to conduct our operations, these restrictions could materially adversely impact our ability to achieve our operational objectives.

Low market prices or trading volumes for our common stock could negatively impact our ability to convert the Laurus debt into equity.

If the market price or trading volume of our common stock falls below certain thresholds, Laurus will not be obligated to convert repayments of principal and interest into equity, and we may be required to make such repayments in cash. Our operations could be materially adversely impacted if we are required to make repeated substantial cash payments on the Laurus debt.

Our customers and accounts receivable are highly concentrated.

During May 2004, we entered into a significant, multi-year “private label” sales agreement with Walgreens. In addition, the majority of our current fiscal year revenues come from revenues generated by less than ten (10) customers. As a result, our inventories, revenues, production and accounts receivable are highly concentrated. If Walgreens, or a group of our other wholesale or private label customers do not comply with contract terms, cancel orders, or fail to accept or pay for the goods we’ve shipped, we could incur significant expense or losses.

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

We intend to increase the number of private label and wholesale contracts of our chocolate products. Our ability to increase sales of private label and wholesale products will be conditional on a number of factors, including overall demand for our chocolate products, the price at which we are prepared to sell our products and our ability to access and secure agreements with large customers. In the event that we are not able to increase sales through private label and wholesale contracts as planned, then our revenues will not increase and we may not be able to expand our business as planned. Further, if we are unable to maintain existing sales of chocolate products, then our revenues would decrease and our operating results and financial condition would be materially and adversely affected.

We must manage our expanding operations effectively.

During the twelve month period ended April 30, 2005, our sales increased 202% over revenues generated during the same period during the prior year. We anticipate the Company will undergo continued expansion as our business plan is implemented. Among other things, this expansion will require that we expand our employee base, manage higher levels of production, upgrade information systems, maintain larger distribution channels and generally control larger day-to-day operations. We anticipate that this growth will place a significant strain on our managerial, operational and financial resources. Our failure to expand in an efficient manner could cause our expenses to be greater than anticipated, our revenues to grow more slowly than expected and could otherwise have an adverse effect on our business, financial condition and results of operations.

Index

We depend upon key personnel who may terminate their employment with us, and we will need to hire additional qualified personnel.

Our success will depend to a significant degree upon the continued services of key personnel. Our chief executive officer, chief financial officer and chief operating officer are currently bound to us by employment agreements which expire in three to four years. Each of these officers however, may voluntarily terminate their employment with thirty (30) days written notice. Our success will depend on our ability to attract and retain highly skilled personnel. Competition for qualified personnel is intense, and the process of hiring and integrating such qualified personnel is often lengthy. We may be unable to recruit such personnel on a timely basis. We do not have “key man” life insurance policy for any members of management. The loss of the services of any of our key management, sales or operations personnel could have an adverse effect on our business, financial condition and results of operations. Further, certain of our plant employees are subject to union contracts. Unforeseen issues or unexpected delays in contract negotiations could adversely affect the results of our operations and financial condition.

We are subject to certain regulation and product liability risks and our insurance may prove to be insufficient.

As a manufacturer of food products, we are subject to various risks, including claims for injuries to persons, negligence, shareholder actions, product liability risks and content, packaging and labeling regulations. In addition, our plants are subject to inspection and licensing by certain government authorities. Unforeseen issues, litigation, or instances of non-compliance relating to these areas could result in unexpected expense or damage to our financial condition. There is no assurance that the liability insurance that we carry is sufficient.

Our growth strategy may include making acquisitions in the future, which could subject us to significant risks, any of which could harm our business.

Our growth strategy may include identifying and acquiring or investing in suitable acquisition candidates on acceptable terms. Acquisitions involve a number of risks and present financial, managerial and operational challenges, including:

•	diversion of management's attention from running our existing business;

•	increased expenses, including travel, legal, administrative and compensation expenses resulting from newly hired employees;

•	increased costs to integrate personnel, customer base and business practices of the acquired company with our own;

•	adverse effects on our reported operating results due to possible write-down of goodwill associated with acquisitions;

•	potential disputes with sellers of acquired businesses or products; and

•	dilution to stockholders if we issue securities in any acquisition.

Moreover, performance problems with an acquired business or product could also have a material adverse impact on our reputation as a whole. In addition, any acquired business or product could significantly under-perform relative to our expectations, and we may not achieve the benefits we expect from our acquisitions. For all these reasons, our pursuit of an acquisition and investment strategy or any individual acquisition or investment, could have a material adverse effect on our business, financial condition and results of operations.

Our business plan requires additional financing.

Index

Our business plan calls for increased investment in receivables, inventories, marketing, personnel, equipment and facilities to better attract and service wholesale and private label customers. In addition, we may investigate and pursue the acquisition of certain business units we believe will expand our market reach and add to our earnings. We anticipate revenues from operations will initially be insufficient to cover these expenditures. Accordingly, we are likely to have substantial additional capital requirements. We can provide no assurance that appropriate funding will be available if and when needed. Obtaining additional financing will be subject to a number of factors, including:

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

In the future, we will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

The enactment of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), as well as new rules subsequently implemented by the SEC, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage.

In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, commencing in fiscal 2006, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Seasonality and Quarterly Fluctuations

Sales of chocolate products have a strong seasonal element. The majority of our customer sales occur in our second and third fiscal quarters. We have taken steps to reduce the seasonality of our sales by focusing on larger customers who can purchase our products for resale year round. Regardless, we believe the seasonal element inherent in our industry will continue to make revenues substantially higher preceding certain holiday periods. These seasonal patterns cause our quarterly operating results and working capital requirements to fluctuate. They also make it much more difficult for us to operate profitably during the first and last quarters of the fiscal year. As a result of such seasonality, financial results for a particular quarter may not be indicative of results for the entire year. In addition, in the event that our results of operations for any period are below the expectation of market analysts and investors, the market price of the Common Stock could be adversely affected.

Foreign currency risk

Our earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, especially the Canadian dollar. We also anticipate increasing business activity in Asia. Accordingly, we bear the risk of exchange rate gains and losses that may result from selling our products and buying our raw materials in differing currencies. Differences in currency values may handicap us in the development and/or operation of our business by causing the price of our products to exceed the revenue that can be generated in the target market's respective currency. In the future we may reduce our transaction and translation gains and losses associated with converting foreign currency into U.S. dollars by entering into foreign exchange forward contracts to hedge certain transaction and translation exposures.

Index

No cash dividends.

We have never paid cash dividends on our common stock and it is unlikely that we will do so in the future. The only way you may be able to make a profit on your investment is to sell your common stock.

The issuance of additional authorized shares of our common and preferred stock or the conversion of debt and the exercise of stock options and warrants may dilute our investors and adversely affect the market for our common stock.

We are authorized to issue 60,000,000 shares of our common stock. As of April 30, 2005, there were 31,182,597 shares of common stock issued and outstanding. However, the total number of shares of our common stock issued and outstanding does not include shares reserved in anticipation of the conversion of notes or the exercise of options or warrants. As of April 30, 2005, we had approximately 7.4 million shares of common stock underlying convertible notes, and we have reserved shares of our common stock for issuance in connection with the potential conversion thereof. As of April 30, 2005, we had outstanding stock options and warrants to purchase approximately 6.1 million shares of our common stock, the exercise price of which range between $0.50 and $3.00 per share, and we have reserved shares of our common stock for issuance in connection with the potential exercise thereof. A total of 1,250,000 shares are currently reserved for issuance in connection with our 2004 Stock Option Plan, of which options to purchase an aggregate of 990,000 shares have been issued and under the plan. To the extent such options or warrants are exercised, the holders of our common stock will experience further dilution. In addition, in the event that any future financing should be in the form of, be convertible into or exchangeable for, equity securities, and upon the exercise of options and warrants, investors may experience additional dilution.

Possible or actual sales of a substantial number of shares of common stock by the selling stockholders in this offering could have a negative impact on the market price of our common stock. No prediction can be made as to the effect, if any, that sales of shares of common stock or the availability of such shares for sale will have on the market prices prevailing from time to time. Nevertheless, the possibility that substantial amounts of common stock may be sold in the public market would likely have a material adverse effect on prevailing market prices for the common stock and could impair our ability to raise capital through the sale of our equity securities.

The exercise of the outstanding convertible securities will reduce the percentage of common stock held by our stockholders. Further, the terms on which we could obtain additional capital during the life of the convertible securities may be adversely affected, and it should be expected that the holders of the convertible securities would exercise them at a time when we would be able to obtain equity capital on terms more favorable than those provided for by such convertible securities. As a result, any issuance of additional shares of common stock may cause our current stockholders to suffer significant dilution which may adversely affect the market.

In addition to our shares of common stock which may be issued without stockholder approval, we have 4,000,000 shares of authorized preferred stock, the terms of which may be fixed by our Board of Directors. We presently have no issued and outstanding shares of preferred stock and while we have no present plans to issue any shares of preferred stock, our Board of Directors has the authority, without stockholder approval, to create and issue one or more series of such preferred stock and to determine the voting, dividend and other rights of holders of such preferred stock. The issuance of any of such series of preferred stock may have an adverse effect on the holders of common stock.

Risks Relating to our Common Stock

The market for our common stock is limited, and may be volatile.

The OTCBB is an unorganized, inter-dealer, over-the-counter market which provides significantly less liquidity than NASDAQ and the national securities exchange, and quotes for securities quoted on the OTCBB are not listed in the financial sections of newspapers as are those for NASDAQ and the national securities exchange. In addition, the overall market for securities in recent years has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies. The trading price of our common stock is expected to be subject to significant fluctuations including, but not limited to, the following:

Index

•	quarterly variations in operating results and achievement of key business metrics;

•	changes in earnings estimates by securities analysts, if any;

•	any differences between reported results and securities analysts' published or unpublished expectations;

•	announcements of new contracts or service offerings by us or our competitors;

•	market reaction to any acquisitions, joint ventures or strategic investments announced by us or our competitors;

•	demand for our services and products;

•	shares being sold pursuant to Rule 144 or upon exercise of warrants; and

•	general economic or stock market conditions unrelated to our operating performance.

Further, companies traded on the NASD OTC Bulletin Board have traditionally experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies. These broad market fluctuations could result in extreme fluctuations in the price of our securities, which could cause a decline in the value of your securities. In addition, our stock price may be adversely impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock.

In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. Any litigation arising from the volatility in the price of our common stock could have a material adverse effect upon our business, financial condition and results of operations.

No assurance of a public market.

There is currently only a limited market for our common stock. A limited market is characterized by a relatively limited number of shares in the public float, relatively low trading volume and the small number of brokerage firms acting as market makers. The market for low priced securities is generally less liquid and more volatile than securities traded on national stock markets. Fluctuations in market prices are not uncommon. No assurance can be given that the market for our common stock will continue or that the stock price will be maintained. Even if the shares of Common Stock are registered for resale to the public under the Securities Act of 1933, as amended (the "Securities Act") and secondary trading exemptions under state securities laws are available, there may not be an active market for the shares of Common Stock.

There is limited liquidity on the OTCBB.

When fewer shares of a security are being traded on the OTCBB, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information. Due to lower trading volumes in shares of our common stock, there may be a lower likelihood of one's orders for shares of our common stock being executed, and current prices may differ significantly from the price one was quoted by the OTCBB at the time of one's order entry.

Orders for OTCBB securities may be canceled or edited like orders for other securities. All requests to change or cancel an order must be submitted to, received and processed by the OTCBB. Due to the manual order processing involved in handling OTCBB trades, order processing and reporting may be delayed, and one may not be able to cancel or edit one's order. Consequently, one may not able to sell shares of our common stock at the optimum trading prices.

Increased dealer compensation could adversely affect the stock price.

The dealer's spread (the difference between the bid and ask prices) may be large and may result in substantial losses to the seller of shares of our common stock on the OTCBB if the stock must be sold immediately. Further, purchasers of shares of our common stock may incur an immediate "paper" loss due to the price spread. Moreover, dealers trading on the OTCBB may not have a bid price for shares of our common stock on the OTCBB. Due to the foregoing, demand for shares of our common stock on the OTCBB may be decreased or eliminated.

Index

Penny stock regulations may impose certain restrictions on marketability of our securities.

The SEC has adopted regulations which generally define a "penny stock" to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. As a result, our shares of common stock are subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established clients and "accredited investors". For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our shares of common stock and may affect the ability of investors to sell such shares of common stock in the secondary market and the price at which such investors can sell any of such shares.

Investors should be aware that, according to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

•	control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•	"boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•
the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

There is a risk of market fraud.

OTCBB securities are frequent targets of fraud or market manipulation. Not only because of their generally low price, but also because the OTCBB reporting requirements for these securities are less stringent than for listed or NASDAQ traded securities, and no exchange requirements are imposed. Dealers may dominate the market and set prices that are not based on competitive forces. Individuals or groups may create fraudulent markets and control the sudden, sharp increase of price and trading volume and the equally sudden collapse of the market price for shares of our common stock.

Shares eligible for future sale may adversely affect the market.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a one year holding period may, under certain circumstances, sell within any three month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitation, by our stockholders that are non-affiliates that have satisfied a two-year holding period. Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus may have material adverse effect on the market price of our securities.

Index

Director and officer liability is limited.

As permitted by Nevada law, our bylaws limit the liability of our directors and officers for monetary damages for breach of fiduciary duty except for liability in certain instances. As a result, stockholders may have limited rights to recover against directors for breach of fiduciary duty. In addition, our certificate of incorporation provides that we shall indemnify our directors and officers to the fullest extent permitted by law.

ITEM 2.	DESCRIPTION OF PROPERTY

Our new Delta, British Columbia operating plant consists of approximately 80,000 square feet of modern office, manufacturing and warehouse space located in an industrial community. These facilities are leased under the terms of a 15 year agreement. Monthly rent and utilities for this facility range from $39,000 to $43,000. We have incurred costs and investments in capital expenditures and leasehold improvements related to our recent move to our Delta plant of approximately $550,000.

We own a 15,000 square foot office, manufacturing and warehouse facility in Fresno, California. This location acts as the operating plant for our subsidiary, DeBas Chocolates, Inc. Our Fresno facility was designed and built specifically to support production of “artisan” chocolates. As such, its layout and work flow compliment our needs precisely. In this facility, approximately 10,000, square feet are allocated to production, 4,000 square feet are allocated to warehousing and 1,000 square feet are allocated to office space. Our Fresno facilities has been pledged as collateral under the terms of a first position mortgage as part of our financing agreements with Laurus Master Fund.

We also lease corporate offices in Houston, Texas in a high-rise at One Riverway, Suite #1700. This facility is part of a larger full-service executive suite. We intend to expand the size and administrative functionality housed at our administrative facility in Houston. Currently, the costs of these facilities are approximately $1,300 per month and our lease expires April 30, 2006.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in a matter pending in District Court, Clark County, Nevada, entitled Whittington v. House of Brussels Chocolates, Inc., Case No. A482600 ("the Matter").

Mr. Whittington is a former officer and director of the Company. He claims to have had an agreement with the Company entitling him to purchase 1.2 million shares of stock (post 1 for 5 reverse split) for $0.05 per share and warrant rights to purchase another $1.2 million shares (post 1 for 5 split) at $0.30 per share. Whittington filed suit in District Court, Clark County, Nevada on March 22, 2004, seeking to enforce this alleged agreement. On April 6, 2004, Whittington took the further step of filing an application for temporary restraining order and preliminary injunction, asking the court to compel the Company to immediately issue him 1.2 million shares of stock and to give him adequate time to exercise his alleged warrant rights to purchase an additional 1.2 million shares of stock. The Company answered Whittington's complaint, denying the existence of the alleged agreement and denying that he is entitled to any shares or warrants. In addition, the Company opposed Whittington's application for a temporary restraining order and preliminary injunction. A hearing on Whittington's application for temporary restraining order and preliminary injunction was held on April 27, 2004. At the conclusion of the hearing, the court denied all of the relief requested by Mr. Whittington. On May 6, 2004, Mr. Whittington filed a motion to amend his complaint. The motion was granted and the First Amended Complaint was filed on September 9, 2004. The First Amended Complaint asserts the following causes of action against the Company: (1) alter ego/piercing the corporate veil; (2) accounting; (3) injunctive relief; (4) breach of contract; (5) application for receivership; (6) unjust enrichment; (7) conversion; (8) tortious and contractual breach of the covenant of good faith and fair dealing; (9) breach of fiduciary duties; (10) fraud/negligent misrepresentation; and (11) punitive damages. The Company has filed an Answer to the First Amended Complaint denying and contesting all claims, causes of action, and relief sought. The Answer includes a counterclaim against Mr. Whittington for abuse of process. Discovery is underway. The case is presently set for trial commencing September 26, 2005.

The Company believes that Whittington's claims and causes of action are without merit and will aggressively defend against all of the claims and causes of actions asserted by him.

Index

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

Our Annual Meeting of Shareholders held on April 1, 2005 at 1658 Fosters Way, Delta, British Columbia, Canada V3M 6S6. Of the 31,104,579 shares eligible to vote, 20,233,243 shares were present either in person or by proxy. We submitted the following matters to our shareholders for a vote:

1.
The election of directors - All of the following persons were nominated, elected and continued their term in office as directors of the Company. There was no solicitation in opposition to our management’s nominees:

	Votes FOR	Votes AGAINST	Votes ABSTAINING
Grant Petersen	20,208,263	0	14,980
Robert Wesolek	20,153,266	0	69,977
William Donovan	20,214,668	0	8,575
Richard Siemens	20,211,268	0	11,975
Harold Kahn	20,215,263	0	7,980
Dale Frey	20,156,663	0	66,580

2.
To ratify the selection of Ham, Langston & Brezina as the Company’s independent auditor for the year ending April 30, 2005 - During the meeting, Ham, Langston & Brezina was ratified as the Company’s independent auditor for the year ending April 30, 2005. 20,154,238 shareholder votes were cast FOR the ratification of Ham, Langston & Brezina, 68,805 shareholder votes were OPPOSED, and 3,200 shareholder votes ABSTAINED from voting.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.

Our common stock currently trades on the OTC Bulletin Board under the symbol "HBSL." The following chart sets forth the high and low bid prices for each quarter for the fiscal years ending April 30, 2004 and April 30, 2005. Such prices represent quotations between dealers, without dealer markup, markdown or commissions, and may not represent actual transactions.

Quarter	High	Low
1st Quarter 2004	$0.98	$0.40
2nd Quarter 2004	$0.10	$0.75
3rd Quarter 2004	$0.82	$0.92
4th Quarter 2004	$0.22	$0.45
1st Quarter 2005	$3.15	$1.83
2nd Quarter 2005	$2.90	$1.21
3rd Quarter 2005	$1.75	$1.04
4th Quarter 2005	$1.28	$0.77

Index

As of July 25, 2005, the high and low bid prices for shares of our common stock in the over-the-counter market, as reported by NASD OTCBB, were $0.90 and $0.85, respectively.

No prediction can be made as to the effect, if any, that future sales of shares of our common stock or the availability of our common stock for future sale will have on the market price of our common stock prevailing from time-to-time. The additional registration of our common stock and the sale of substantial amounts of our common stock in the public market could adversely affect the prevailing market price of our common stock.

Record Holders.

As of July 25, 2005, there were approximately 910 registered holders of our common stock, including shares held in street name. As of July 25, 2005, there were 31,182,597 shares of common stock issued and outstanding.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.
Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future. Our current policy is to retain any earnings to finance the expansion of our operations. Our Board of Directors will determine future declaration and payment of dividends, if any, in light of the then-current conditions they deem relevant and in accordance with the Nevada Revised Statutes.

Recent Sales of Unregistered Securities

Set forth below is information regarding the issuance and sales of our securities without registration during the fiscal year ended April 30, 2005. Additional sales of unregistered securities have been reported during previous fiscal quarters on Forms 10-QSB. Except as otherwise noted, all sales below were made in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "Act") and no such sales involved the use of an underwriter and no commissions were paid in connection with the sale of any securities. No advertising or general solicitation was employed in offering the securities. In each instance, the offerings and sales were made to a limited number of persons, who were either (i) accredited investors, (ii) business associates of the Company (iii) employees of the Company, or (iv) executive officers or directors of the Company. In addition, the transfer of such securities were restricted by the Company in accordance with the requirements of the Act. Furthermore, all of the above-referenced persons were provided with access to our filings with the Securities and Exchange Commission.

1.
On February 3, 2005, we issued 58,824 shares of our common stock to one (1) investor pursuant to the exercise of previously issued share purchase warrants. The warrants were exercisable at a price of $0.85 per share and we received $50,000 in proceeds from the transaction.

2.
On March 29, 2005 we issued 56,817 shares of our common stock and a warrant to purchase an additional 56,817 shares of our common stock as finders fees in connection with our completion of the Laurus Financing. The shares had a market value of $1.00 each at the date of issuance. The share purchase warrants have an exercise price of $1.20 per share and expire in three (3) years from their date of grant.

3.
On March 29, 2005 we issued a share purchase warrant to Laurus for the purchase of 1,500,000 shares of our common stock in connection with our completion of the Laurus financing. The warrant has an exercise price of $1.20 and expires in seven (7) years from its date of grant.

4.
On March 29, 2005, we entered into a financing agreement with Laurus. Both the $3,500,000 Term Note and the $2,500,000 Revolving Note undertaken as part of this financing provide for conversion, at the option of Laurus, of the amounts outstanding into the Company's common stock at a fixed conversion price of $0.88 per share. In total, we have reserved 7,386,364 shares of our authorized common stock for issuance in connection with these conversion rights.

Index

5.
On April 29, 2005 we issued 147,664 shares of our common stock to a shareholder in connection with a conversion of indebtedness. The stock was issued at a price of $0.90 per share resulting in total proceeds to the Company of $132,898.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures. Estimates and assumptions include, but are not limited to, the carrying value of accounts receivable from customers, inventories, the useful lives of fixed assets, goodwill, and other intangible assets, contingencies and litigation. The Company bases its estimates on analyses which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Although not all inclusive, we believe that the following represent the more critical estimates and assumptions used in the preparation of our financial statements:

Accounts Receivable — In the normal course of business, the Company extends credit to customers that satisfy its credit criteria. Because we sell the majority of our products to less than 10 customers, our receivable risk is highly concentrated. We believe the customers to whom we sell are credit worthy. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable, assessments of collectibility based on historical trends, and an evaluation of the impact of current and projected economic conditions. The process by which the Company performs its analysis is conducted on a customer by customer basis, and takes into account, among other relevant factors, sales history, outstanding receivables, customer financial strength,. The Company monitors the collectibility of its accounts receivable on an ongoing basis by assessing the credit worthiness of its customers and evaluating the impact of reasonably likely changes in economic conditions that may impact credit risks. Estimates with regard to the collectibility of accounts receivable are reasonably likely to change in the future.

During the years ended April 30, 2005 and 2004, our allowance for doubtful receivables was $349,975 and $38,764 respectively. During Fiscal 2005 we recognized a specific reserve of $255,000 against approximately $1,353,000 in sales to Safeway Inc. with whom we are currently disputing a product return issue. After adjusting for the Safeway reserve, our allowance for doubtful accounts represents 9.8% and 8.5% of accounts receivable as of April 30, 2005 and 2004 respectively.

Revenue Recognition — The Company records sales when all of the following criteria have been met: a valid customer order with a fixed price has been received; a delivery appointment with the customer has been made; the product has been shipped in accordance with the delivery appointment within the required lead time; there is no further significant obligation to assist in the resale of the product; and collectibility is reasonably assured. Net sales include revenue from the sale of finished goods, net of allowances for trade promotions, consumer coupon programs and other sales incentives, and allowances and discounts associated with aged or potentially unsaleable products. Trade promotions and sales incentives primarily include reduced price features, merchandising displays, sales growth incentives, new item allowances and cooperative advertising

Inventories — The Company’s inventories are stated at the lower of cost or market value and are reduced by an allowance for slow-moving, excess, discontinued and shelf-life expired inventories. Our estimate for such allowance is based on our review of inventories on hand compared to estimated future usage and demand for our products. Such review encompasses not only potentially perishable inventories but also specialty packaging, much of it specific to certain private labels and holiday seasons. If actual future usage and demand for our products are less favourable than those projected by our review, inventory write-downs may be required. We closely monitor our inventory, both perishable and non-perishable, and related shelf and product lives. At April 30, 2005 and 2004, our inventories were adjusted to recognize the impact of all valuation write downs and obsolescence. As such, we have no reserves against inventories at those dates.

Index

Goodwill — Goodwill consists of the excess of purchase price over the fair market value of acquired assets and liabilities. Effective March 1, 2002, under SFAS 142 all goodwill with indefinite lives is no longer subject to amortization. SFAS 142 requires that an impairment test be conducted annually or in the event of an impairment indicator. Our test conducted in fiscal 2005 showed no impairment of our goodwill.

Other accounting estimates inherent in the preparation of the Company’s financial statements include estimates associated with its evaluation of the recoverability of deferred tax assets, as well as those used in the determination of liabilities related to litigation and taxation. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, and product mix. The Company constantly re-evaluates these significant factors and makes adjustments where facts and circumstances dictate. Historically, actual results have not significantly deviated from those determined using the estimates described above.

The Company is involved in litigation with Stephen Whittington and other matters incidental to its business, the disposition of which is expected to have no material effect on the Company’s financial position or results of operations. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in the Company’s assumptions related to these proceedings.

RESULTS OF OPERATIONS

General
Our sales increased 202% to $7,492,000 during Fiscal 2005 from $2,481,000 for the year ended April 30, 2004. This increase in revenue can be attributed to our success in refocusing retail sales efforts toward private label and wholesale customers. Despite increased revenues, our gross margin for Fiscal 2005 was a negative 1% and we generated a net loss of $4,855,000 for the year. In largest part, the Fiscal 2005 increase of 204% in costs of goods sold to $7,562,000 relates to costs incurred to support the escalation in our sales volume. To a significant extent however, costs of goods sold during both Fiscal 2005 and 2004 were higher as a result of inefficiencies we experienced and costs we incurred to integrate newly acquired operations, expand our productive capacity and refocus our manufacturing efforts. In that connection, we recognized negative gross margins from our San Francisco facility prior to its closure in December 2004, and incurred a variety of non-recurring costs resulting from the relocation our plant in Vancouver, B.C.

During Fiscal 2005, we incurred $4,314,000 in selling, general and administrative expenses. After adjusting for prior year stock-based compensation, our Fiscal 2005 selling expenses increased $837,000 or 83%, and our Fiscal 2005 general and administrative expenses increased $1,305,000 or 156%, over the prior year. The largest part, these increases can be attributed to our increased investment in employee and personnel related costs and an escalation in insurance, communication, professional fees and facilities costs supporting our growth.

Revenues

Our sales revenues for the year ended April 30, 2005 increased $5,011,000 or 202% when compared to revenues generated during the prior fiscal year. Sales for the annual periods ended April 30, 2005 and 2004 were $7,492,000 and $2,481,000 respectively. Beginning in Fiscal 2004, we initiated efforts to target large resellers as potential customers. During Fiscal 2005, we refined our focus to embrace the opportunities afforded by private label contracts. The expansion in our sales revenues during the current year can be attributed to a significant growth in sales from this change in business strategy and customer focus.

Cost of Sales

Our cost of sales increased $5,076,000 or 204% to $7,562,000 for the year ended April 30, 2005, when compared to cost of sales of $2,485,000 for the prior fiscal year. In largest part, the escalation in these costs relates to the increase in our sales volume. Overall, costs of goods sold during Fiscal 2005 and 2004 were also higher, as a result of costs we’ve incurred to integrate newly acquired operations and refocus our business. During Fiscal 2005, our gross margins varied significantly between plant locations. Margins at all locations reflect the negative impact of excess idle time during our off-peak production seasons and inventory write downs and reserves to adjust for obsolete goods. Results for our San Francisco facility also reflect the costs incurred to shut down that location including; employee severance, excess idle and non-productive labor, costs to dismantle fixed assets and moving costs. As a result of the relocation of our Vancouver facility, the margins generated by Brussels Chocolates were also lower because of costs attributable to excess idle and non-productive labor, costs to dismantle fixed assets, duplicative rents and utilities, and relocation costs.

Index

During Fiscal 2004 our costs of goods sold also included excess idle and non-productive labor associated with maintaining operations while sales revenues declined during our customer transition. In addition, during this period we recognized inventory reserves and write downs of nearly $600,000 associated with the expensing of idle time, changes in inventory standard costs, count adjustments and obsolete goods.

Selling, general and administrative expenses

Selling expenses for the years ended April 30, 2005 and April 30, 2004 were $1,846,000 and $1,009,000 respectively. The $837,000 or 83% increase in these expenses between years can be largely attributed to nearly $595,000 paid in sales salaries, benefits, commissions and brokerage costs associated with our increased revenues. In addition, during Fiscal 2005, we increased our reserve for bad debts by nearly $341,000 to cover the possibility of uncollectible accounts receivable.

General and administrative expenses for the years ended April 30, 2005 and April 30, 2004 were $2,468,000 and $2,599,000 respectively. The overall decrease of $131,000 or 5% in these expenses between years relates entirely to a decrease in stock based compensation awarded during Fiscal 2005. During Fiscal 2004, we granted equity incentives to existing employees, newly appointed officers and members of our Board of Directors in the amount of $1,760,000. The amount of such incentives granted during Fiscal 2005 was only $325,000. The expense related to stock based compensation during Fiscal 2004 was booked as a result of our timely transition to “fair market value” based accounting for options in accordance with “Statement of Financial Accounting Standard 148.”

After adjusting for stock-based compensation, our general and administrative expenses increased $1,305,000 or 156% to $2,143,000 for the year ended April 30, 2005 from $839,000 for the year ended April 30, 2004. The amounts incurred for general and administrative expenses have risen in nearly all categories as a result of our growth and expansion. Most significantly, expenses incurred for salaries, benefits, and consulting fees have increased by $554,000 or 103% between years. This increase represents costs incurred to enhance our executive, accounting and administrative resources. Further, executive salaries during Fiscal 2004 were lower than normal as a result of the resignation of one officer, and a one-time arrangement with another officer to decline salaries during a portion of that year.

Office expense, insurance, rents and utilities, increased by approximately $438,000 or 280% during Fiscal 2005. In largest part, such costs were incurred in connection with our acquisition, maintenance and integration of more operating subsidiaries and locations. This increase also reflects the addition of directors and officers liability insurance related to the expansion in our Board of Directors. During Fiscal 2005, we incurred substantially more expense related to administrative travel between our operating locations. The professional fees we’ve paid increased between years primarily as a result of accounting and legal fees incurred to complete our acquisition of DeBas, fulfill equity registration requirements and comply with the increasing complexity of our regulatory environment.

FINANCIAL CONDITION

At April 30, 2005, our total assets equal $8,881,000 which represents an increase of $5,465,000 or 160% over assets of $3,416,000 reported at April 30, 2004. Current assets, including inventories and receivables resulted from an increase in actual and projected sales volumes and accounted for $1,751,000 of the increase in assets overall. In largest part the residual increase is attributable to assets purchased in connection with the expansion of our new Delta, British Columbia manufacturing facility, our acquisition of DeBas and deferred costs associated with the recent Laurus financing. Assets associated with DeBas include $1,044,000 in goodwill associated with that acquisition. Our acquisition of DeBas also resulted in the absorption of approximately $2,616,000 in additional liabilities. During March 2005, we repaid $1,327,000 in long terms debt and tax liabilities absorbed from DeBas using the proceeds of the Laurus financing. Our current ratio (the ratio of current assets to current liabilities), is 1.19 at April 30, 2005 which represents a decline from 1.92 at April 30, 2004. In largest part, the decline in our current ratio reflects the liabilities absorbed from DeBas together with the impact of the current portion of the indebtedness due to Laurus. In the event internally generated profits or our financing efforts do not provide adequate resources to sustain our growth, the lack of cash required to extinguish liabilities and invest in expansion, could result in a substantial decline in our expectations of earnings.

Index

LIQUIDITY AND CAPITAL RESOURCES

During the year ended April 30, 2005, our operations were financed using cash generated from operations, sales of our common stock, the exercise of share purchase warrants, vendor credit and debt financing. The completion of our new production facilities, asset purchases, enhancement of personnel, and the buildup of our inventories and accounts receivable contributed heavily to the cash required by our operations during this period. In total, for the year ended April 30, 2005, our investing activities consumed $1,275,000 and our operations consumed $4,041,000 in excess of amounts generated by product sales. This shortfall has been offset by $6,175,000 obtained as a result of our financing activities including $3,286,000 in capital raised from equity holders and 4,147,000 raised in connection with the Laurus financing.

Cash required for on-going operations has increased significantly. Our need for raw materials and our investment in inventories and equipment has become sharply higher. We expect those needs to expand even further over the next six months. Though we seek customers with non-seasonal demand, our products sales still reflect a strong element of holiday purchasing. As a result, we face significant cash needs during the periods in which we generate the least revenue. Further, our acquisition of DeBas resulted in the use of cash and the absorption of additional liabilities.

During the period from November 2004 through February 2005, we completed a significant upgrade in our manufacturing facilities. As part of this transition, we vacated our 32,000 square foot operating plant near downtown Vancouver in favor of approximately 80,000 square feet of modern office, manufacturing and inventory warehouse space located in an industrial community in Delta, British Columbia. Monthly rents and utilities associated with our previous plant totaled approximately $14,000. Monthly rents and utilities for our new facility range from $39,000 to $45,000. We also incurred costs related to our move between plants and invested approximately $550,000 in capital expenditures and leasehold improvements preparing our new facility for productive operation. Management believes this change of facilities was required to insure our future success.

The support of our shareholders has been invaluable and we plan to continue our efforts to raise additional capital from the equity marketplace. In that connection, we have made application and are actively pursuing listing on a senior domestic stock exchange.

On March 29, 2005, we executed a convertible debt facility with Laurus Master Fund, Ltd. granting us access to borrow up to $6,000,000. This financing consists of a $3,500,000 secured term loan (the “Term Note”) and a $2,500,000 secured revolving note (the “Revolving Note”). The Revolving Note is effectuated through a $1,000,000 convertible minimum borrowing note and provides for advances up to 90% of eligible accounts receivable. To the extent we repay the amount outstanding under the Revolving Note and/or Laurus converts amounts due under the Revolving Note into Common Stock, we may reborrow or make additional borrowings, provided that the aggregate amount outstanding may not exceed our eligible accounts receivable criteria. At closing, we borrowed a total of $4,500,000 consisting of $3,500,000 million under the Term Note and $1,000,000 million under the Revolving Note. $1,500,000 remains available for borrowing under the Revolving Note. Borrowings under the Laurus debt facility are secured by all of our assets.

In connection with this funding, we terminated a previously existing accounts receivable financing agreement on which we had no balance outstanding. Of the proceeds received, we used i) $996,000 to repay long-term indebtedness, ii) $101,000 to repay and close an existing line of credit, and iii) $224,000 to payoff existing tax indebtedness including an IRS lien for $156,806 which had been in place against our wholly-owned subsidiary DeBas prior to our acquisition of its operations. Additional proceeds of the financing were used to increase working capital, pay closing fees to Laurus in the aggregate amount of $268,500, pay legal fees in the amount of $75,000 and pay a finder's fee in the amount of $62,500.

Both the $3,500,000 Term Note and the $2,500,000 Revolving Note (together the “Notes”) provide for conversion, at the option of Laurus, of the amounts outstanding into the Company's common stock at a fixed conversion price of $0.88 per share (the “Fixed Conversion Price”). In the event that we issue common stock or derivatives convertible into our common stock for a price less than $0.88 per share, then the price at which Laurus may convert its shares is reset to that lower price. The conversion prices under the Notes are subject to equitable adjustment for stock splits, stock dividends and similar events. Laurus is obligated to convert scheduled principal and interest payments under the Term Note when (i) a registration statement has become effective with respect to the shares of common stock underlying the indebtedness, (ii) the five (5) day average market price of our common stock is 110% of the Fixed Conversion Price, and (iii) certain trading volume criteria have been met. Using the Black-Scholes option pricing model, we determined the fair value of the conversion feature related to the Notes to be $2,996,000. The assumptions used in the fair value calculation for the warrants were as follows: stock price of $0.93, exercise price of $0.88, weighted average term of three (3) years, volatility (annual) of 65%, annual rate of quarterly dividends of 0%, a risk free rate of 3.5%. Accordingly, the fair value per share of the warrants was calculated to be $0.44 per share. As a result of the beneficial conversion feature, a discount on debt issued of $4,023,000 was recorded and is being amortized to interest expense over the three year life of the debt agreement.

Index

As part of the transaction, we also issued Laurus a seven-year warrant to purchase 1,500,000 shares of our common stock at a price of $1.20 per share and agreed to issue 56,817 shares of our common stock and a 3-year warrant to purchase 56,817shares of our common stock to the finder at a price of $1.20 per share. The fair value of the stock issued was $57,000. The fair market value of the warrants issued was determined to be $869,000 using the Black-Scholes option pricing model. The assumptions used in the fair value calculation of the warrants were as follows: stock price of $0.93, exercise price of $1.20, weighted average term of seven years, volatility (annual) of 65%, annual rate of quarterly dividends of 0%, a risk free rate of 3.5%. Accordingly, the fair value per share of the warrants was calculated to be $0.56 per share. The Company will amortize this relative fair value of the stock and warrants to interest expense over the three-year life of the debt agreement.

The Notes bear annual interest at the prime rate (as reported in the Wall Street Journal) plus 2% subject to a floor of six percent, and mature in three years. The interest rate on the Notes will be decreased by 2.0% for every 25% increase in the market value of our common stock above the Fixed Conversion Price up to a minimum of 0.0%. Monthly interest payments on the Notes begin April 1, 2005. Monthly amortizing payments of principal on the Term Note, equal to $109,375, are payable on the first day of each month commencing August 1, 2005. The final principal amortization payment on the Term Note is due March 1, 2008. Under the Term Note if monthly payments of interest and principal are made in cash rather than converted to shares of our common stock, we will pay Laurus 102% of the then monthly amount due. Prepayments under the Term Note are subject to a premium in the amount of 20% of the principal being prepaid. The Revolving Note terminates, and borrowings there under become due March 29, 2008. The Notes also require us to have an effective registration statement covering the common stock underlying the conversion feature of the Notes and the Warrants issued in connection with the Notes by August 6, 2005.

On June 28, 2005, we also entered into two convertible promissory notes totaling $300,000 with our chief executive officer and a greater than 10% shareholder. The proceeds of the notes provided extra working capital for use during the onset of our busy season. The amount of this indebtedness was matched by an additional $300,000 in over advances under our Revolving Note with Laurus.

Management believes that the net proceeds from the debt facility with Laurus together with cash generated from operations will be sufficient to meet our cash requirements for Fiscal 2006.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements during the fiscal year ended April 30, 2005.

ITEM 7.	FINANCIAL STATEMENTS

Included as an Appendix to this Annual Report on Form 10-KSB are our audited financial statements for the years ended April 30, 2005 and 2004, including the following:

1.	Reports of Independent Registered Public Accounting Firms

2.	Consolidated Condensed Balance Sheets as of April 30, 2005 and April 30, 2004

3.	Consolidated Condensed Statements of Operations for the Years Ended April 30, 2005 and 2004

4.	Consolidated Condensed Statement of Changes in Shareholders’ Equity for the Period From April 30, 2003 to April 30, 2005

Index

5.	Consolidated Condensed Statements of Cash Flows for the Years Ended April 30, 2005 and 2004

6.	Notes to the Consolidated Condensed Financial Statements

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 14, 2004, our Audit Committee made a recommendation to the Board of Directors to replace our independent auditors, Sarna & Company. Upon recommendation by the Audit Committee, the Board of Directors voted unanimously to dismiss Sarna & Company and to engage Ham, Langston & Brezina, LLP as our new independent accountants effective December 15, 2004.

None of Sarna & Company’s reports for our financial statements for the past two fiscal years contained an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope or accounting principles. There are no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. Prior to engaging Ham, Langston & Brezina, LLP, we did not consult with Ham, Langston & Brezina, LLP regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us or oral advice was provided that Ham, Langston & Brezina, LLP concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) or Regulation S-B and the related instructions to Item 304 of Regulation S-B, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-B. The Board of Directors selected, and the shareholders ratified the selection of, Ham, Langston & Brezina LLP as the Company's independent auditor for the year ending April 30, 2005.

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

PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS

Our Executive Officers and Directors are as follows:

Index

Name of Director/Officer	Age	Office Held

Grant Petersen	49	Director, Chief Executive Officer and President
Robert Wesolek	49	Director, Chief Financial Officer and Secretary
Guy Debbas	49	Chief Operating Officer
William Donovan	62	Chairman of the Board of Directors
Richard Siemens	60	Director
Harold Kahn	59	Director
Dale Frey	75	Director
Corbin Miller	57	Director

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

Mr. Robert Wesolek, began his tenure as our Chief Financial Officer and a Director on March 16, 2004. Mr. Wesolek has more than 20 years senior executive experience in both public accounting and private industry. From October 1998 to January 2004, Mr. Wesolek served as president and chief executive officer of The Navigates Corporation, a privately held software developer. During the period from November 1998 to January 2001, he also served as chief financial officer for Sharp Technology Inc., a publicly traded software redistributor. From 1996 to 1998, Wesolek was president of the Desktop Software Division of Citadel Security Software, Inc. (then Citadel Technology, Inc.), a publicly traded security software vendor, and from 1988 to 1996, he served as chief operating officer of Kent Marsh Ltd., Inc., a desktop software provider for the Windows and Macintosh platforms. During the period from 1979 to 1987, Mr. Wesolek was a Senior Practice Manager in the Audit Division of Arth*ur Andersen LLP.

Mr. Guy Debbas joined the Company in August 2004 as Vice President of Product Development and was appointed to the position of Chief Operating Officer on April 1, 2005. Mr. Debbas founded DeBas Chocolates, Inc. in 1985 and has served as its president since that time. Mr. Debbas studied the art of chocolates in Switzerland. Over the last 30 years, Mr. Debbas has been developing and marketing world-class chocolates. During his tenure with the Company, he has added significantly to new product development, operational efficiency and design of our new state-of-the-art manufacturing facility.

Dr. William Donovan is Chairman of our Board of Directors. He was appointed as a Director on February 5, 2004 and as Chairman of the Board on April 29, 2004. Dr. Donovan is the head our Medical Advisory Board, which consists of health care specialists who investigate and research the use of chocolate as a carrier for dietary supplements and pharmaceutical compounds to treat various medical conditions. Mr. Donovan has also served as a Director and President of the Company’s subsidiary, Chocomed Inc. since February 2004. He is a Board Certified Orthopedic Surgeon who has been practicing in Houston, Texas since 1974. Throughout his career as a physician, he has been involved in projects similar to those of the Company with both public and private enterprises.

Mr. Richard Siemens joined the Company as a Director on February 2, 2004. Mr. Siemens is an internationally recognized business leader in the telecommunications industry. Trained as a Chartered Accountant, Siemens joined Distacom Communications in 1973 and by 1979 Distacom was the largest paging company in Western Canada. In 1984, he formed Hutchison Telephone, a partnership between Distacom, Hutchison Whampoa and Motorola. In four years, Hutchison Telephone had 500 employees and annual profits of US$100 million. In 1986, Mr. Siemens started Hutchison Telecom and Hutchison Paging, an organization which became the largest such operator in Hong Kong. In 1990, together with Cable & Wireless and Citic Pacific, Mr. Siemens put together a management group that founded AsiaSat, the first satellite company in Asia. In late 1990, to provide content for AsiaSat, Mr. Siemens encouraged a private consortium to form Easy TV, Asia's first 24-hour satellite music channel. In 1991, Mr. Siemens' work was instrumental in the forming of Hutchison's Metro Radio, the first recipient of private radio licenses granted by the Hong Kong Government in 25 years. At the same time, he led Hutchison's telecom business in the United Kingdom (later the ORANGE network), and built cellular businesses in France and Germany. By 1993, Hutchison Telecom operated in 14 countries with over one million subscribers and 6,000 employees. In 1994, Mr. Siemens sold his holdings in Hutchison Telecom. Mr. Siemens currently serves Distacom as the Chairman of its Board of Directors. He is also currently involved as Co-Chairman and Executive Director of SUNDAY Communications Ltd. and Chairman of e-KONG Group Ltd, a company that creates, operates, and invests in technology related service businesses globally. Mr. Siemens is also a Director of Lifetree India, an Indian-based software development company focused on wireless technologies.

Index

Mr. Harold Kahn was appointed a Director on March 31, 2004 and as a member of our Audit Committee in November 2004. Mr. Kahn began his retail career in 1970 in Federated Departments Store’s former Abraham & Straus division. He joined R. H. Macy & Co. in 1975, rising to Vice President of merchandising in 1979. In 1981, Mr. Kahn was named President of Macy's former Atlanta-based Davison's division, and four years later was promoted to Chairman of Macy's California. He returned to Atlanta in 1989 to become Chairman of the newly formed Macy's South/Bullock's division and remained in that position until 1992 when he left to become President of Montgomery Ward. In 1994, Mr. Kahn was elevated to the joint position of Chairman and CEO of Macy’s East, the company’s largest division, where he served until his retirement in February 2004. Mr. Kahn also serves as a Director and a member of the Audit Committee of the public company, Steve Madden Shoes.

Mr. Dale Frey joined the Company as a Director and as Chairman of our Audit Committee in November 2004. Currently retired, Dale Frey has 41 years of senior management and marketing experience in the financial services industry. From 1988 to 2000, Mr. Frey was President, CEO and Chairman of D.E. Frey & Company, Inc. a full-service boutique brokerage firm with over $6 billion in customer assets and 41 offices in 22 states. Prior to running his own company, Mr. Frey spent 22 years in various capacities at E.F. Hutton and Company, Inc., including ten years on their Board of Directors. E.F. Hutton ultimately became Shearson Lehman Hutton through a merger. After the merger, Frey was named Executive Vice President and Division Manager of the eleven-state Mountain Division. Mr. Frey retired from Shearson Lehman Hutton in the fall of 1988. Mr. Frey is a graduate of the University of Colorado and is certified in Corporate Governance by Tulane University’s Law School. In September 2000, the Securities and Exchange Commission (“SEC”) instituted public proceedings against Mr. Frey for failure to supervise the actions of registered representatives of his firm, failing to impose heightened supervision where appropriate and failing to develop a system and commit adequate resources for implementing the firm’s existing supervisory procedures. In October, 2001, without admitting or denying the findings (except as to jurisdiction and as to his association with D.E. Frey and Company), Mr. Frey entered into a settlement with the SEC wherein he was (i) censured by the SEC; (ii) suspended from association with any broker or dealer for a period of three months (which commenced in November, 2001) and (iii) was suspended for a period of 12 months thereafter from association in a supervisory or proprietary capacity with any broker or dealer.

Mr. Corbin Miller accepted an appointment as Director and a member of our Audit Committee on May 12, 2005. Mr. Miller is currently Managing Director of Continuum Ventures in New York, NY. Mr. Miller started his career with J.P. Morgan in 1972, and has over thirty years experience in investment banking. From 1979 to 1990, Mr. Miller served as Vice President, Head of Corporate Finance and as Senior Vice President of J. Henry Schroder Bank and Trust Company. From 1990 to 1992, he was Managing Director of Regent Partners Incorporated, New York, NY and Denver, CO. From 1992 to 1995, he was Executive Vice President and Head of Corporate Finance of Greenwich, CT based S.N. Phelps & Co. From 1995 to 1996, Mr. Miller was Executive Vice President, Director and Chief Financial Officer of Carey International, Inc., Washington, DC. From 1996 to 1999, he was President and CEO of San Francisco-based Lombard North America Inc. Since 2000, Mr. Miller has been an independent consultant and private investor.

OUR DIRECTORS AND EXECUTIVE OFFICERS

Our Directors are elected for a one-year term to hold office until the next annual meeting of stockholders or until removed from office in accordance with the Company's by-laws. Officers of the Company are appointed by the Company's board of directors and hold office until removed by the Company's board of directors. There is no family relationship between or among any of our Directors and Executive Officers.

INFORMATION CONCERNING THE BOARD OF DIRECTORS AND ITS COMMITTEES

We held four (4) meetings of the Board during the fiscal year ended April 30, 2005, and the Board of Directors took action at Board meetings or by unanimous written consent 19 times during that period. Mr. Petersen and Mr. Wesolek are our only Directors who are also our Officers.

The Board of Directors adopted an Audit Committee Charter in June 2004. Our Audit Committee was formed in December 2004 and is comprised of Directors Dale Frey, Harold Kahn and Corbin Miller, who are all independent directors (as that term is defined by listing standards of the American Stock Exchange). Mr. Corbin Miller is our Audit Committee Financial Expert as defined in Item 401 of Regulation S-B.

Index

A Compensation Committee was formed in February 2005 and is comprised of William Donovan, Dale Frey and Harold Kahn. As this committee is newly formed, a charter has not yet been finalized. Decisions concerning Executive Officer compensation for fiscal years 2004 and 2005 were considered by the full Board of Directors. Decisions concerning executive officer compensation for fiscal year 2006 will be subject to review and recommendation by our newly formed Compensation Committee.

We do not have a Nominating Committee, which we believe is adequate based on the size of the Company. The Board has not adopted a formal policy with regard to the process to be used for identifying and evaluating nominees for director. We are currently, however, in the process of developing such policies and procedures. At this time, the consideration of candidates nominated by directors is at the Board’s discretion. We believe this practice is adequate based on the size of the Company and current Board member qualifications.

We do not currently have a process for security holders to send communications to the Board of Directors. However, we welcome comments and questions from our shareholders. Shareholders can direct communications to our Chief Executive Officer, Grant Petersen, at our executive offices, One Riverway, Suite 1700, Houston, Texas 77056. While we appreciate all comments from shareholders, we may not be able to individually respond to all communications. We attempt to address shareholder questions and concerns in our press releases and documents filed with the SEC so that all shareholders have access to information about the Company at the same time. Mr. Petersen collects and evaluates all shareholder communications. If the communication is directed to the Board of Directors generally or to a specific director, Mr. Petersen will disseminate the communications to the appropriate party at the next scheduled Board of Directors meeting. If the communication requires a more urgent response, Mr. Petersen will direct that communication to the appropriate executive officer. All communications addressed to our directors and executive officers will be reviewed by those parties unless the communication is clearly frivolous.

The Bylaws of the Company provide that nominations of persons for election to the Board of Directors of the corporation may be made at a meeting of stockholders by or at the direction of the Board of Directors or by any stockholder of the corporation entitled to vote in the election of directors at the meeting who complies with the following notice procedures, as set forth in the Bylaws:

For business to be properly brought before an annual meeting by a stockholder, the stockholder must have given timely notice thereof in writing to the Secretary of the corporation. To be timely, a stockholder's notice must be delivered to or mailed and received at the principal executive offices of the corporation not later than the close of business on the sixtieth (60th) day nor earlier than the close of business on the ninetieth (90th) day prior to the first anniversary of the preceding year's annual meeting; provided, however, that in the event that no annual meeting was held in the previous year or the date of the annual meeting has been changed by more than thirty (30) days from the date contemplated at the time of the previous year's proxy statement, notice by the stockholder to be timely must be so received not earlier than the close of business on the ninetieth (90th) day prior to such annual meeting and not later than the close of business on the later of the sixtieth (60th) day prior to such annual meeting or, in the event public announcement of the date of such annual meeting is first made by the corporation fewer than seventy (70) days prior to the date of such annual meeting, the close of business on the tenth (10th) day following the day on which public announcement of the date of such meeting is first made by the corporation. A stockholder's notice to the Secretary shall set forth as to each matter the stockholder proposes to bring before the annual meeting: (i) a brief description of the business desired to be brought before the annual meeting and the reasons for conducting such business at the annual meeting, (ii) the name and address, as they appear on the corporation's books, of the stockholder proposing such business, (iii) the class and number of shares of the corporation which are beneficially owned by the stockholder, (iv) any material interest of the stockholder in such business and (v) any other information that is required to be provided by the stockholder pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "1934 Act"), in his capacity as a proponent to a stockholder proposal. Notwithstanding the foregoing, in order to include information with respect to a stockholder proposal in the proxy statement and form of proxy for a stockholder's meeting, stockholders must provide notice as required by the regulations promulgated under the 1934 Act. Notwithstanding anything in these Bylaws to the contrary, no business shall be conducted at any annual meeting except in accordance with the procedures set forth in this paragraph (b). The chairman of the annual meeting shall, if the facts warrant, determine and declare at the meeting that business was not properly brought before the meeting and in accordance with the provisions of this paragraph (b), and, if he should so determine, he shall so declare at the meeting that any such business not properly brought before the meeting shall not be transacted.

Index

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the “reporting persons”) file with the Securities and Exchange Commission various reports as to their ownership of and activities relating to our common stock. Such reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, we believe all Forms 3, 4 and 5 were timely filed with the Securities and Exchange Commission by such reporting persons, with the exception of 1 transaction by Guy Debbas, which was not timely filed.

CODE OF ETHICS

On July 26, 2004, our Board of Directors adopted a code of ethics that applies to our principal executive and financial officers. A copy of our Code of Ethics was included as Exhibit 14.1 to our Form 10-KSB filing dated July 29, 2004. We intend to file amendments, changes or waivers to the code of ethics as required by SEC rules.

ITEM 10.	EXECUTIVE COMPENSATION

The following tables set forth compensation information as to the following individuals (our “Named Executive Officers”) for the three most recently completed fiscal years ended April 30, 2005. No other compensation was paid to our Named Executive Officers other than the compensation set forth below.

SUMMARY COMPENSATION TABLE
			ANNUAL COMPENSATION			LONG TERM COMPENSATION
Name	Title	Year	Salary	Bonus	Other Annual Compensation	AWARDS		PAYOUTS	All Other Compensation (#)
						Restricted Stock Awarded	Options / SARs * (#)	LTIP payouts ($)
Grant Petersen (1)	Director, CEO and President	2005 2004 2003	$218,347 $62,824 $184,003	$48,115 - -	- - -	- - -	- 1,500,000 -	- - -	- - -
Robert Wesolek	Director, CFO and Secretary	2005 2004 2003	$183,808 $20,192 $0	$25,000 - -	- - -	- - -	- 600,000 -	- - -	- - -
John Veltheer	Former Director, COO and Secretary	2005 2004 2003	$107,668 $101,947 $12,923	- - -	- - -	- - -	- 600,000 -	- - -	- - -

(1)
Mr. Petersen was appointed as our Chief Executive Officer on May 8, 2003. During the fiscal year ended April 30, 2005, Mr. Petersen earned a total of $218,347 which includes commissions earned totaling $93,350. During the fiscal year ended April 30, 2003, Mr. Petersen earned a total of $184,003 which includes commissions earned totaling $56,643 which he converted into shares of the Company.

Index

STOCK OPTION GRANTS

There were no stock options granted to any of our Named Executive Officers during our most recent fiscal year ended April 30, 2005.

AGGREGATED OPTION/SAR EXERCISES IN THE LAST FISCAL YEAR
AND FISCAL YEAR END OPTION/SAR VALUES

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Unexercised Underlying Options/SARs at FY end (#); Exercisable/ Unexercisable	Value of Unexercised In-The-Money Options/SARs at FY end ($); Exercisable/ Unexercisable
Grant Petersen	1,100,000	1,837,000	-/-	-/-
Robert Wesolek	-	-	600,000/0	-/-
John Veltheer	-	-	600,000/0	-/-

LONG TERM INCENTIVE PLANS

We currently have no long-term incentive plans.

MANAGEMENT AGREEMENTS, EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

We presently have a consulting agreement with Dr. William Donovan (one of our Directors) to provide consulting services regarding the Company’s product development. This Agreement is for a period of 24 months and terminates on November 6, 2005. Under the terms of the Agreement, Dr. Donovan received a Share Purchase Warrant for 260,000 shares of our common stock at a warrant exercise price of $1.02 per share. Dr. Donovan received 160,000 shares of common stock upon partial exercise on July 30, 2004 and the remaining balance expired on November 6, 2004.

Effective May 1, 2005, we entered into a three (3) year employment agreement with Grant Petersen, our Chief Executive Officer. During the initial term of this agreement, Mr. Petersen will be paid an annual salary of $250,000 and may earn additional bonuses ranging from $0.00 to $150,000 depending upon the accomplishment of certain revenue and profitability goals set by the Compensation Committee of our Board of Directors. The agreement also included terms requiring certain duties of confidentiality and non-competition from Mr. Wesolek. This agreement provides for termination of employment with or without cause and in the event of disability or death. If the agreement is terminated without cause, Mr. Petersen will be entitled to a severance payment of $62,500.

Effective May 1, 2005, we entered into a three (3) year employment agreement with Robert Wesolek, our Chief Financial Officer. During the initial term of this agreement, Mr. Wesolek will be paid an annual salary of $195,000 and may earn additional bonuses ranging from $0.00 to $75,000 depending upon the accomplishment of certain revenue and profitability goals set by the Compensation Committee of our Board of Directors. The agreement also included terms requiring certain duties of confidentiality and non-competition from Mr. Wesolek. This agreement provides for termination of employment with or without cause and in the event of disability or death. If the agreement is terminated without cause, Mr. Wesolek will be entitled to a severance payment of $48,750.

Effective July 28, 2004, we entered into a five (5) year employment agreement with Guy Debbas, our Chief Operating Officer. Under the terms of this agreement, Mr. Debbas earns an annual salary of $100,000. In addition, Mr. Debbas received an option to purchase 50,000 shares of our common stock at an exercise price of $2.38 per share until July 29, 2007. This option was granted in accordance with the terms of our 2004 Stock Option Plan and vests with respect to 100% of its shares in one year from the date of grant. The agreement also included terms requiring certain duties of confidentiality and non-competition from Mr. Debbas. This agreement provides for termination of employment with or without cause and in the event of disability or death. If the agreement is terminated without cause, Mr. Debbas will be entitled to a severance payment of $25,000.

Index

COMPENSATION OF DIRECTORS

Our Directors are reimbursed for reasonable out-of-pocket expenses in connection with attendance at Board of Director and committee meetings, and are periodically granted options to purchase shares of our common stock at the discretion of our Board of Directors. Directors are not otherwise provided remuneration for their services.

During fiscal 2005, we expanded our Board of Directors and its committees to better match our growing needs. In that process we issued a total of 210,000 share purchase warrants and 150,000 stock options to three (3) members of our Board of Directors. The fair market value of the warrants and options at the date of grant was $125,969. All warrants were issued in exchange for services.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information at July 25, 2005 with respect to the beneficial ownership of shares of common stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of common stock, (ii) each of our Directors, (iii) each of our Executive Officers and (iv) all of our Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown. As of July 25, 2005, we had 31,182,597 shares of common stock issued and outstanding.

Title of class	Name and address of beneficial owner	Number of Shares of Common Stock	Percentage of Common Stock (1)
DIRECTORS AND OFFICERS
Common Stock	Grant Petersen Chief Executive Officer, President and Director 1658 Fosters Way Delta, BC V3M 6S6	3,442,120(2)	11.04%
Common Stock	Robert Wesolek Chief Financial Officer, Secretary, and Director One Riverway, Suite #1700 Houston, TX 77056	600,000(3)	1.89%
Common Stock	William Donovan Chairman of the Board and Director P.O. Box 24247 Houston, TX 77229-4247	851,818(4)	2.70%
Common Stock	Richard Siemens Director c/o 3100 Vancouver Centre, P.O. Box 11504 650 W. Georgia Street Vancouver, BC V6B 6L7	3,922,732(5)	12.56%
Common Stock	Harold Kahn Director 230 West 56th Street Suite # 66D New York, NY 10019	530,000(6)	1.68%
Common Stock	Dale Frey Director 24293 Running Deer Rd. Conifer, CO 80433	310,000(7)	0.98%
Common Stock	Corbin Miller Director 300 Park Ave., 17th Floor New York, NY 10022	52,400(8)	0.17%
Common Stock	Guy Debbas Chief Operating Officer 5877 Brown Ave. Fresno, CA 93727	324,042(9)	1.04%
Common Stock	All Officers and Directors as a group (total of 8)	10,033,112	30.43%

Index

GREATER THAN 5% SHAREHOLDERS
Common Stock	Siemens Industries Ltd. c/o 3100 Vancouver Centre, P.O. Box 11504 650 W. Georgia Street Vancouver, BC V6B 6L7	3,703,762(5)	11.85%
Common Stock	GPAV Investments Ltd. 7456 Burris Street Burnaby, BC V5E 1Y8	2,000,000	6.41%
Common Stock	Theodore Labella 53 Cedar Street Middletown, CT 06457-5255	2,208,884	7.07%

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on July 25, 2005. As of July 25, 2005 there were 31,182,597 shares of our common stock issued and outstanding.

(2)	Comprised of 3,042,120 shares held directly and 400,000 shares held indirectly.
(3)	Comprised of 500,000 shares issuable upon the exercise of warrants to purchase additional shares of common stock, and a stock option to purchase an additional 100,000 shares of common stock.
(4)
Comprised of 441,818 common shares, 160,000 shares issuable upon the exercise of warrants to purchase additional shares of common stock and a stock option to purchase an additional 250,000 shares of common stock.

(5)
Comprised of 3,644,046 shares and 59,716 share purchase warrants held by Siemens Industries Ltd. (for a total of 3,703,762) and 218,970 shares held by Distacom Ventures Inc. for Richard J. Siemens. Richard J. Siemens is the controlling shareholder of Siemens Industries Ltd. and a 50% shareholder of Distacom Ventures Inc.

(6)
Comprised of 220,000 common shares, 260,000 shares issuable upon the exercise of warrants to purchase additional shares of common stock and a stock option to purchase an additional 50,000 shares of common stock.

(7)	Comprised of 160,000 shares issuable upon the exercise of warrants to purchase additional shares of common stock, and a stock option to purchase an additional 150,000 shares of common stock.
(8)	Comprised of 2,400 shares and 50,000 shares issuable upon the exercise of options to purchase additional shares of common stock.
(9)
Comprised of 274,042 shares of common stock and a stock option to purchase an additional 50,000 shares of common stock. 226,481 of the shares held by Mr. Debbas are held in escrow by the Company as an offset against liabilities absorbed in our acquisition of DeBas.

Index

(10)	Comprised of 2,057,628 shares held directly, 74,256 shares held indirectly and 77,000 shares issuable upon the exercise of warrants to purchase additional shares of common stock.

CHANGES IN CONTROL

We are aware no arrangement that might result in a change in control in the future.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans not approved by security holders	1,320,000	1.68	-
Equity compensation plans approved by security holders	990,000	1.64	260,000
Total	2,310,000		260,000

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Debt Conversions by Grant Petersen and Evan Baergen

On November 30, 2002, we issued 1,500,000 investment units to Evan Baergen, our then Chief Financial Officer, and 1,500,000 investment units to Grant Petersen, our current Chief Executive Officer, President and Director. The units were issued upon the conversion of two (2) notes payable by the Company to Mr. Baergen and Mr. Petersen in the amount of $75,000 each in compensation for services rendered. The notes were converted at a price of $0.05 per investment unit. Each unit was comprised of one share of common stock and one share purchase warrant. Each share purchase warrant entitled the holder to purchase one share of common stock at a price of $0.30 per share during the period from issuance until May 2004. A total of 1,500,000 shares and 1,500,000 share purchase warrants were issued to each of Mr. Baergen and Mr. Petersen. During May 2004, Mr. Petersen exercised his option to purchase all of the shares of our common stock available under his warrants. During May 2004, Mr. Baergen also exercised his option to purchase 293,920 shares of common stock available under his warrants. All securities issued in connection with these transactions were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Securities Act or an applicable exemption from the registration requirements of the Securities Act.

Distacom Ventures Loan

During fiscal years 2003 and 2004, our Canadian subsidiary borrowed an aggregate of $343,000 CDN (equal to approximately $250,000) from Distacom Ventures Inc., a private company controlled by Mr. Richard Siemens, one of our directors and a greater than 10% shareholder. The loan was secured by a general security agreement granted by Brussels Chocolates Ltd. against all of its present and after acquired personal property. Under the terms of the loan, Brussels Chocolates Ltd. pays interest at the rate of 7% per annum. An initial $180,000 CDN was advanced effective February 12, 2003 and subsequent advances of $20,000 CDN and $143,000 CDN were made on April 30, 2003 and May 2, 2003 respectively. The maturity date of all amounts advanced was May 31, 2004. During April 2004, the amounts due Distacom were offset by the exercise of previously issued stock purchase warrants for 171,689 of our shares at a price of $1.25 each. The shares issued in connection with this exercise were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Securities Act or an applicable exemption from the registration requirements of the Securities Act.

Index

Grant Petersen Loan

On June 28, 2005, Grant Petersen, our current Chief Executive Officer, President and Director, entered into a convertible promissory note with the Company in the principal amount of $50,000. The note bears interest at the Wall Street Journal prime rate plus 2%. At the noteholder’s option, amounts due under this note may be converted to shares of our common stock at a price of $.90 per share. The principal amount of the note is due and payable in two equal monthly installments of principal and interest, with the first monthly installment due within thirty days after the date on which (a) the amount of outstanding loans (as defined in the Security Agreement between the Company and Laurus first becomes equal to or less than the “Formula Amount” as set forth in the Security Agreement and (b) no event of default has occurred and is continuing under any obligations owed to Laurus.

Richard Siemens Loan and Advance

In January 2004, Richard Siemens, one of our directors and a greater than 10% shareholder, forwarded $99,844 to fund the issuance of certain share purchase warrants. Subsequent to forwarding the funds however, Mr. Siemens elected not to exercise. On September 15, 2004, Mr. Siemens used the amounts then payable to him, including interest, to offset the purchase price of 59,716 investment units. Each investment unit consisted of one share of our common stock at a purchase price of $1.75 and one share purchase warrant entitling Mr. Siemens to purchase one share of our common stock at a price of $1.85 per share during the period from issuance until September 7, 2005.

On June 28, 2005, Mr. Siemens entered into a convertible promissory note with the Company in the principal amount of $250,000. The note bears interest at the Wall Street Journal prime rate plus 2%. At the noteholder’s option, amounts due under this note may be converted to shares of our common stock at a price of $.90 per share. The principal amount of the note is due and payable in two equal monthly installments of principal and interest, with the first monthly installment due within thirty days after the date on which (a) the amount of outstanding loans (as defined in the Security Agreement between the Company and Laurus first becomes equal to or less than the “Formula Amount” as set forth in the Security Agreement and (b) no event of default has occurred and is continuing under any obligations owed to Laurus.

Transactions with Theodore Labella

In December 2002, we issued 100,000 investment units to Mr. Theodore Labella (a greater than 5% shareholder) pursuant to the conversion of a convertible note issued by us in the amount of $20,000. Each unit was comprised of one share of common stock and one share purchase warrant. Each share purchase warrant entitled the holder to purchase one share of common stock at a price of $0.30 per share during the period from closing until February 24, 2004. On January 4, 2004, these share purchase warrants were exercised in full for proceeds to the Company in the amount of $30,000.

Also in December 2002, we issued 250,000 investment units to Mr. Labella, pursuant to a subscription agreement for proceeds of $50,000. Each unit was comprised of one share of common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one share of common stock at a price of $0.50 per share during the period from closing until March 25, 2004. On March 4, 2004, these share purchase warrants were exercised in full for proceeds to the Company in the amount of $125,000.

On May 15, 2003, we issued 74,256 units to Hideko Labella, spouse of Mr. Labella, pursuant to a consulting agreement. Each unit was comprised of one share of common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one share of common stock at a price of $0.50 (post-split) per share during the period ending May 13, 2004. On April 30, 2004, these share purchase warrants were exercised in full for proceeds to the Company in the amount of $37,128. The fair value of each investment unit was estimated on the date of grant using the Black-Scholes option-pricing model and the resulting equity value or expense has been included in the accompanying financial statements.

Index

On July 30, 2004, Mr. Labella purchased 67,000 shares of our common stock at a price of $2.00 each under the terms of a private placement made to "accredited investors", as that term is defined in Rule 501 of Regulation D of the Securities Act. The Company received $134,000 in proceeds from this sale.

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

During February 2005, Mr. Labella advanced a total of $125,375 to the Company to assist with cash flow. The funds were advanced as a short-term loan. During April 2005 this indebtedness, together with accrued interest was converted into 147,664 shares of our restricted common stock at a conversion price of $0.90 per share.

GPAV Investments Ltd.

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

Evan Baergen

In December 2003, Evan Baergen (a former director and officer of the Company) advanced $88,055 to us to assist with cash flow needs. No formal agreement existed regarding the advance. This loan was unsecured with no fixed date of repayment. During May 2004, the total amount due Mr. Baergen was offset by his exercise of stock purchase warrants for shares of our common at a price of $0.30 each. The shares issued in connection with this exercise were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Securities Act or an applicable exemption from the registration requirements of the Securities Act.

William Donovan, M.D.

We presently have a Consulting Agreement with Dr. William Donovan, our Chairman of the Board and Director, to provide consulting services regarding the Company's product development. This Agreement is for a period of 24 months and terminates on November 6, 2005. Under the terms of the Agreement, Dr. Donovan received a Share Purchase Warrant for 260,000 shares of our common stock at a warrant exercise price of $1.02 per share. Dr. Donovan received 160,000 shares of common stock upon partial exercise on July 30, 2004 and the remaining balance expired on November 6, 2004. The fair value of each warrant was estimated on the date of grant using the Black-Scholes option-pricing model and the resulting equity value or expense has been included in the accompanying financial statements.

Directors

During February and March 2004, a total of 1,520,000 share purchase warrants were issued to four (4) members of our Board of Directors, two of which are also officers of the Company. All warrants were issued in exchange for services. Our Chief Financial Officer, Robert Wesolek, received warrants for the purchase of 500,000 shares at an exercise price of $1.65 which expire February 23, 2009. Our Former Chief Operating Officer, John Veltheer, received warrants for the purchase of 500,000 shares of our common stock at an exercise price of $1.85 which expire March 12, 2009. Our Director, Harold Kahn, received warrants for the purchase of 260,000 shares of our common stock at an exercise price of $1.58 which expire March 31, 2009. The residual warrants relate to a Consulting Agreement with Dr. William Donovan, our Chairman of the Board, to provide consulting services regarding the Company's product development. This Agreement is for a period of 24 months and terminates on November 6, 2005. Under the terms of the Agreement, Dr. Donovan received a share purchase warrant for 260,000 shares of our common stock at a warrant exercise price of $1.02 per share. The fair value of each warrant was estimated on the date of grant using the Black-Scholes option-pricing model and the resulting equity value or expense has been included in the accompanying financial statements.

Index

On July 30, 2004, we issued 260,000 shares of our common stock to two members of our Board of Directors pursuant to the exercise of previously issued share purchase warrants. Dr. William Donovan, our Director and Chairman, received 160,000 of these shares, and Harold Kahn, our Director, received 100,000 of these shares. The warrants had exercise prices ranging from $1.02 to $1.58. We received $321,200 in total proceeds from these exercises. In connection with these transactions, we also issued share purchase warrants for 260,000 shares of common stock to these Directors at an exercise price of $3.00 per share. Dr. William Donovan, our Director and Chairman, received one of these warrants for 160,000 shares which will expire on August 3, 2006. Mr. Harold Kahn, our Director, received one of these warrants for 100,000 shares which will expire on March 31, 2009.

On November 22, 2004, Mr. Dale Frey received warrants for the purchase of 100,000 shares of our common stock at an exercise price of $1.30 per share until November 22, 2005, and warrants for the purchase of 60,000 shares of our common stock at an exercise price of $1.45 per share until November 22, 2007. Mr. Frey was also granted 100,000 stock options under our 2004 Stock Option Plan. These options are exercisable at $1.40 per share until November 22, 2005.

On March 3, 2005, Dr. Donovan, Mr. Kahn and Mr. Frey were each granted 50,000 stock options under our 2004 Stock Option Plan. These options are exercisable at $0.91 per share until March 3, 2007.

On May 17, 2005, Mr. Corbin Miller was granted an option to purchase 50,000 shares of our common stock under the terms of our 2004 Stock option Plan. These options are exercisable at $.91 per share until May 17, 2007.

ITEM 13.	EXHIBITS

Exhibit Number	Description
4.1	Secured Convertible Term Note dated March 29, 2005(1)
4.2	Secured Revolving Note dated March 29,2005(1)
4.3	Secured Convertible Minimum Borrowing Note dated March 29,2005(1)
4.4	Securities Purchase Agreement dated March 29, 2005(1)
4.5	Security Agreement dated March 29, 2005(1)
4.6	Master Security Agreement dated March 29, 2005(1)
4.7	Share Pledge Agreement dated March 29, 2005(1)
4.8	Common Stock Purchase Warrant dated March 29, 2005 with Laurus Master Fund, Ltd. (1)
4.9	Guarantee dated March 29,2005(1)
10.1	Registration Rights Agreement dated March 29, 2005(1)
10.2	Escrow Agreement (Form of) (2)
10.3	Convertible Note with Richard Siemens(2)
10.4	Convertible Note with Grant Petersen(2)
10.5	Employment Agreement between House of Brussels Chocolates Inc. and Grant Petersen(3)
10.6	Employment Agreement between House of Brussels Chocolates Inc. and Robert Wesolek(3)
23.1	Consent of Sarna & Company, Former Independent Auditors (3)
23.2	Consent of Ham, Langston & Brezina, LLP (3)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K filed on March 31, 2005.
(2)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form SB-2/A registration statement filed on July 29, 2005.
(3)	Filed as an Exhibit to this Annual Report on Form 10-KSB.

Index

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The total aggregate fees billed for professional services rendered by Sarna & Company, our former principal accountant, for the audit of our annual financial statements and review of financial statements included in our Forms 10-QSB and for services that are normally provided by Sarna & Company in connection with our statutory and regulatory filings were $10,735 and $50,260 for the fiscal years ending April 30, 2005 and 2004 respectively.

During December 2004, we dismissed Sarna & Company and retained Ham, Langston & Brezina as our principal accountant. The total aggregate fees billed or accrued for professional services rendered by Ham, Langston & Brezina, and Sarna & Company for the audit of our annual financial statements and review of financial statements included in our Forms 10-QSB in connection with our statutory and regulatory filings was $57,250 for the fiscal year ending April 30, 2005.

The Audit Committee to our Board of Directors was instituted during December 2004. The Audit committee reviews and approves estimated fees related to our principal accountants on an on-going basis.

Tax Fees

The total aggregate fees billed or accrued for professional services rendered by Sarna & Company, our former principal accountant, for tax compliance, tax advice, and tax planning were $5,000 for the fiscal year ended April 30, 2005. For the fiscal year ended April 30, 2004, such fees aggregated to $14,620. Tax work during fiscal 2005 included principally the completion and filing of corporate income tax returns.

There were no other fees paid to our principal accountants. The selection of Ham, Langston & Brezina as our independent registered public accounting firm for the year ended April 30, 2005 was ratified by our shareholders in their annual meeting held April 1, 2005.

Index

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOUSE OF BRUSSELS CHOCOLATES INC.

By:	/s/ Grant Petersen
Grant Petersen, Chief Executive Officer
Date: August 2, 2005

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Grant Petersen
Grant Petersen, Chief Executive Officer
Director
Date: August 2, 2005

By:	/s/ Robert Wesolek
Robert Wesolek, Chief Financial Officer and
Principal Accounting Officer
Director
Date: August 2, 2005

By:	/s/ Dr. William Donovan
Dr. William Donovan,
Chairman of the Board of Directors
Date: August 2, 2005

By:
Richard Siemens,
Director
Date: August 2, 2005

By:	/s/ Harold Kahn
Harold Kahn,
Director
Date: August 2, 2005

By:	/s/ Dale Frey
Dale Frey,
Director
Date: August 2, 2005

By:	/s/ Corbin Miller
Corbin Miller,
Director
Date: August 2, 2005

HOUSE OF BRUSSELS CHOCOLATES INC.

CONSOLIDATED FINANCIAL STATEMENTS
AS OF APRIL 30, 2005 AND 2004
AND FOR THE YEARS THEN ENDED

HOUSE OF BRUSSELS CHOCOLATES INC.
Table Of Contents

Reports of Independent Registered Public Accounting Firms	F-3

Consolidated Balance Sheets as of April 30, 2005 and 2004	F-5

Consolidated Statements of Operations for the Years Ended
April 30, 2005 and 2004	F-6

Consolidated Statement of Changes in Shareholders’ Equity
for the Years Ended April 30, 2005 and 2004	F-7

Consolidated Statements of Cash Flows for the Years Ended
April 30, 2005 and 2004	F-8

Notes to the Consolidated Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder
House of Brussels Chocolate Inc.

We have audited the accompanying consolidated balance sheet of House of Brussels Chocolates Inc. as of April 30, 2005 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of House of Brussels Chocolates Inc. as of April 30, 2005, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Ham, Langston & Brezina, L.L.P.

Houston, Texas
July 27, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder
House of Brussels Chocolate Inc.

We have audited the accompanying consolidated balance sheet of House of Brussels Chocolate Inc. as of April 30, 2004 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of House of Brussels Chocolate Inc. as of April 30, 2004, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Sarna & Company

Sarna & Company
Certified Public Accountants
Westlake Village, California
July 16, 2004

HOUSE OF BRUSSELS CHOCOLATES INC.
Consolidated Balance Sheets as of April 30, 2005 and April 30, 2004

	2005	2004

ASSETS
Current assets
Cash	$972,938	$153,438
Accounts receivable, net	653,555	414,835
Inventory	2,092,325	1,286,838
Prepaid expenses and other	366,762	479,386

Total current assets	4,085,580	2,334,497

Property, plant and equipment, net	3,391,294	1,006,990
Goodwill	1,043,790	-
Other assets	360,823	75,046
Total assets	$8,881,487	$3,416,533

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,499,635	$757,137
Accrued liabilities	743,545	145,149
Current maturities of long term debt	984,375	-
Current portion of capital lease obligations	35,169	-
Due to related parties	185,447	313,983

Total current liabilities	3,448,171	1,216,269

Deferred lease payments	144,944	-
Capital lease obligations	67,422	-
Long-term debt	193,731	-

Total liabilities	3,854,268	1,216,269

Commitments and contingencies

Shareholders’ equity:
Preferred stock - $0.001 par value, 4,000,000 shares
authorized, none outstanding
Common stock - $0.001 par value, 60,000,000 shares
authorized, 31,182,597 and 25,560,575 shares issued and
outstanding at April 30, 2005 and 2004, respectively	31,183	25,561
Additional paid-in capital	18,709,155	11,127,653
Accumulated other comprehensive income - cumulative
translation adjustment	436,571	341,660
Accumulated deficit	(14,149,690)	(9,294,610)

Total shareholders’ equity	5,027,219	2,200,264
Total liabilities and shareholders’ equity	$8,881,487	$3,416,533

The accompanying notes are an integral part of these consolidated financial statements.

HOUSE OF BRUSSELS CHOCOLATES INC.
Consolidated Statements of Operations for the Years Ended April 30, 2005 and 2004

	2005	2004

Sales	$7,492,005	$2,480,536
Cost of goods sold	7,561,609	2,485,127

Gross margin	(69,604)	(4,591)

Selling, general and administrative expenses	4,313,936	3,608,304

Loss from operations	(4,383,540)	(3,612,895)

Other income and expenses:
Interest expense	(440,169)	(94,780)
Loss on disposal of assets	-	(48,480)
Foreign transaction losses	(31,371)	(11,606)

	(471,540)	(154,866)

Net loss	$(4,855,080)	$(3,767,761)

Basic and diluted weighted-average number of common
shares outstanding	29,984,776	21,234,238

Basic and diluted net loss per common share	$(0.16)	$(0.18)

The accompanying notes are an integral part of these consolidated financial statements.

HOUSE OF BRUSSELS CHOCOLATES INC.
Consolidated Statement of Changes in Shareholders' Equity for the Years Ended April 30, 2005 and 2004

					ACCUMULATED
			ADDITIONAL		OTHER
	COMMON STOCK		PAID IN	ACCUMULATED	COMPREHENSIVE	SHAREHOLDERS'
	SHARES	AMOUNT	CAPITAL	DEFICIT	INCOME	EQUITY

Balance April 30, 2003	19,541,422	$19,541	$5,943,939	$(5,526,849)	$332,626	$769,257

Net loss	-	-	-	(3,767,761)	-	(3,767,761)
Foreign currency translation	-	-	-	-	9,034	9,034
Comprehensive income						(3,758,727)

Warrants and options exercised for common stock	2,822,172	2,823	1,184,939	-	-	1,187,762
Stock-based compensation for services	507,349	508	1,838,435	-	-	1,838,943
Options issued under the 2004 stock option plan	-	-	477,909	-	-	477,909
Private placements of common stock	2,512,407	2,512	1,491,581	-	-	1,494,093
Stock Issued in satisfaction of financing fee	2,000	2	1,098	-	-	1,100
Stock issued for acquisition of The Candy Jar	200,000	200	199,800	-	-	200,000
Cancellation of shares	(24,775)	(25)	(10,048)	-	-	(10,073)

Balance April 30, 2004	25,560,575	25,561	11,127,653	(9,294,610)	341,660	2,200,264

Net loss	-	-	-	(4,855,080)	-	(4,855,080)
Foreign currency translation	-	-	-	-	94,911	94,911
Comprehensive income						(4,760,169)

Warrants and options exercised for common stock	4,739,509	4,740	2,895,200	-	-	2,899,940
Shares issued for loan origination costs	56,817	57	52,783	-	-	52,840
Stock-based compensation for services	102,970	103	179,897	-	-	180,000
Options issued under the 2004 stock option plan	-	-	348,786	-	-	348,786
Stock issued in settlement of trade debt	96,968	97	235,535	-	-	235,632
Private placements of common stock	301,716	301	490,202	-	-	490,503
Warrants issued for services	-	-	93,332	-	-	93,332
Shares issued for acquisition of Debas Chocolates	324,042	324	929,676	-	-	930,000
Shares held in reserve and expected to be cancelled	-	-	(650,000)	-	-	(650,000)
Warrants issued in connection with convertible debt	-	-	758,852	-	-	758,852
Beneficial conversion feature associated with
convertible debt	-	-	2,247,239	-	-	2,247,239

Balance April 30, 2005	31,182,597	$31,183	$18,709,155	$(14,149,690)	$436,571	$5,027,219

The accompanying notes are an integral part of these consolidated financial statements.

HOUSE OF BRUSSELS CHOCOLATES INC.
Consolidated Statements of Cash Flows for the Years Ended April 30, 2005 and 2004

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,855,080)	$(3,767,761)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	288,815	129,481
Provision for bad debts	371,261	30,658
Compensatory common stock, stock warrants and stock options	528,786	2,307,879
Stock issued in settlement of trade payable	235,632	-
Warrants issued for services	93,332	-
Loss on disposal of assets	-	48,480
Loan cost amortization	90,094	-
Deferred rent	144,944	-
Changes in non-cash working capital items
Accounts receivable	(504,405)	(212,553)
Inventory	(490,952)	(216,977)
Prepaid expenses and other assets	74,175	(342,654)
Accounts payable and accrued liabilities	(17,200)	(150,810)

Cash flows from operations	(4,040,598)	(2,174,257)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,075,244)	(124,146)
Purchase of Debas Chocolates, Inc.	(200,000)	-
Purchase of the Candy Jar	-	(277,912)

Cash flows from investing activities	(1,275,244)	(402,058)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable and long-term debt	-	(214,713)
Repayments of notes payable and long-term debt	(1,049,664)	-
Proceeds from related party loans	-	253,983
Repayments of related party loans	(24,033)	-
Payments of obligations under capital leases	(184,018)	(28,609)
Proceeds from issuance of convertible debt	4,146,943	-
Proceeds from issuance of common stock and warrants	3,285,940	2,681,855

Cash flows from financing activities	6,175,168	2,692,516

Effect of foreign exchange rate changes on cash	(39,826)	(19,127)

Increase in cash and cash equivalents	819,500	97,074

Cash and cash equivalents, beginning of the period	153,438	56,364
Cash and cash equivalents, end of the period	$972,938	$153,438

The accompanying notes are an integral part of these consolidated financial statements.

HOUSE OF BRUSSELS CHOCOLATES INC.
Notes to the Consolidated Financial Statements

1.	Nature of Operations and Summary of Significant Accounting Policies

House of Brussels Chocolates Inc. is a manufacturer of gourmet chocolate products that are offered through its four wholly owned subsidiaries Brussels Chocolates, Ltd. (“Brussels Chocolates”), House of Brussels Chocolates (USA), Ltd. (“HOBC USA”), DeBas Chocolate Inc. (DeBas), and ChocoMed Inc. (“ChocoMed’). House of Brussels Chocolates Inc. and its wholly owned subsidiaries are hereinafter collectively referred to as “We” or the “Company”). The Company, with manufacturing plants in Delta, B.C., Canada, and Fresno, California, has for more than 20 years offered a full line of quality chocolates manufactured to very strict standards. We specialize in manufacturing chocolate products for “private label” resale by major retailers. We are currently targeting customers that management believes have the capacity to make annual purchases of $1 million to $20 million. We formed ChocoMed in February 2004 to investigate the use of chocolate as a carrier for dietary supplements, functional foods and pharmaceutical compounds to treat various medical conditions. We acquired Debas in July 2004 to increase the Company’s ability to produce and market specialty chocolate products and to improve its manufacturing operations.

Following is a summary of the our significant accounting policies:

Principles of Consolidation

These consolidated financial statements include the accounts of House of Brussels Chocolates Inc. and all its wholly-owned subsidiaries after the elimination of all inter-company accounts and transactions.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

We include fair value information in the notes to our financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made.

Concentrations of Credit Risk

Financial instruments which subject us to concentrations of credit risk include cash and cash equivalents and accounts receivable. We maintains our cash and cash equivalents with major financial institutions selected based upon management’s assessment of the institution’s financial stability. Balances periodically exceed the $100,000 federal depository insurance limit. The Company has not experienced any losses on deposits. Accounts receivable generally arise from sales of products primarily to customers operating in the United States and Canada. Collateral is generally not required for credit granted. We review accounts receivables on a quarterly basis and our allowance for doubtful accounts if realization issues arise.

Cash and Cash Equivalents

We consider investments purchased with a maturity period of three months or less at the date of purchase to be cash equivalents.

Business Combinations and Goodwill

We account for business combinations and goodwill in accordance with FASB 141 and 142 respectively. As such, the purchase method of accounting is applied to all acquisitions and goodwill is not amortized unless its value is impaired.

Accounts Receivable

Accounts receivable arise from sales to outside customers and are presented net of an allowance for doubtful accounts and returns. We review the allowances on a quarterly basis, and at that time, the allowances are adjusted to maintain them at an amount estimated to be adequate to cover any future losses.

HOUSE OF BRUSSELS CHOCOLATES INC.
Notes to the Consolidated Financial Statements

1.	Nature of Operations and Summary of Significant Accounting Policies, continued

Inventories

Inventories include finished goods, packaging supplies, and raw materials. Finished goods are valued at the lower of cost or net realizable value, with cost determined on a weighted average basis. Packaging and raw materials are valued at the lower of cost or net realizable value, with cost determined on a first in first out basis.

We regularly verify inventory balances using rotating item counts. On a quarterly basis, we perform physical inventory counts of all items, and reconcile those counts to our general ledger balances. During each count we identify and adjust inventory for items that are damaged, obsolete, or require an adjustment to book value. From time to time, an accounting reserve may be required to offset the value of inventory for items that remain on our books, but which may have a risk of impaired net realizable value. No such reserve was required as of April 30, 2005 or April 30, 2004.

Property Plant and Equipment

We account for purchases of property, plant and equipment are recorded at cost. Depreciation and amortization rates are determined based upon the estimated useful life of the asset. Land is not depreciated. Maintenance and repairs are charged to expenses as they are incurred. In the event facts and circumstances indicate the carrying value of capital assets may be impaired, an evaluation of recoverability is performed. If an evaluation is required, we compare the estimated future undiscounted cash flow associated with the asset to its carrying amount to determine if a write-down to market or discounted cash flow is required.

We calculate depreciation and amortization using the following estimated lives and methods:

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

Impairment of Long-Lived Assets

We evaluate the recoverability of its property and equipment and other assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to the assets or the business to which the assets relate. Impairment losses are measured as the amount by which the carrying value exceeds the fair value of the assets. Our impairment analysis at April 30, 2004 and 2005 resulted in no write down of its long-lived assets.

Accumulated Other Comprehensive Income

Accumulated other comprehensive loss is reported on the Consolidated Balance Sheet and comprehensive loss is reported on the Consolidated Statement of Changes in Shareholders’ Equity.

HOUSE OF BRUSSELS CHOCOLATES INC.
Notes to the Consolidated Financial Statements

1.	Nature of Operations and Summary of Significant Accounting Policies, continued

Foreign Currency Translation

Foreign exchange gains and losses, which result from the process of remeasuring foreign currency transactions into the appropriate functional currency, are included in other income and expenses, net in the Company’s Consolidated Statements of Operations. The translation of foreign currency financial statements into U.S. Dollars is included in other comprehensive income, which is a separate component of stockholders’ equity. Net foreign exchange transaction losses, included in other income and expenses, were $31,370 and $11,606 for the years ended April 30, 2005 and 2004, respectively.

Results of operations for foreign entities are translated using the average exchange rates during the period. For foreign entities, assets and liabilities are translated to U.S. dollars using a combination of the exchange rate in effect at the balance sheet date and historical rates, depending on the nature of the underlying assets and liabilities. Resulting translation adjustments are recorded as a component of other comprehensive loss.

Revenue Recognition

Sales revenue is recognized when our products are shipped. We ship primarily using Federal Express, United Parcel Services and common carriers. We recognize sales when risk of loss and ownership is transferred to our customers. In some instances, sales contracts may contain certain rights to return product or obligate us to participate in product price reductions with our customers. In such instances, our contracts are reviewed individually to determine an appropriate revenue reserve.

Stock Based Compensation

During the fiscal year ended April 30, 2004, we elected a timely transition to “fair market value” based accounting for stock options in accordance with “Statement of Accounting Standards 148 and 123.” As a result, we currently recognize the fair market value of all options awarded to officers, elected directors and employees as compensation expense in the accompanying financial statements.

Income Taxes

The Company accounts for income taxes using the liability method that requires the recognition of deferred tax assets or liabilities for the temporary differences between financial reporting and tax bases of the Company’s assets and liabilities and for tax carryforwards at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The Company has recorded a valuation allowance to fully reserve for the benefit of its deferred tax assets due to uncertainty of realization of these deferred tax assets.

The Company will continue to assess the realizability of other deferred tax assets which primarily consist of net operating loss carryforwards in the United States and Canada. In assessing the realizability of these deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In making this assessment, management considers historical trend of taxable losses, projected future taxable income and the reversal of deferred tax liabilities. At April 30, 2005, the Company continues to provide a full valuation allowance against the majority of its deferred tax assets arising from tax losses in the United States and Canada due primarily to (i) cumulative losses in recent periods, (ii) inherent difficulties in forecasting future taxable income as a result of the Company’s competitive environment.

Sales and Marketing Expenses

Sales and marketing expenses consist of costs, including salaries, sales commissions, and related expenses such as travel, of all personnel involved in the sales and marketing process. Sales and marketing expenses also include costs of advertising, sales lead generation programs, cooperative marketing arrangements, and trade shows. All costs of advertising, including cooperative marketing arrangements, are expensed as incurred. Advertising expense totalled $293,448 and $302,872 for the years ended April 30, 2005 and 2004, respectively.

Research and Development Expenditures

We constantly review our recipes, update flavors and develop new products. The costs involved in these activities are expensed as incurred as part of the normal product development cycle. We estimate that 1-2 percent of our production costs relate to product development. Our estimated research and development expenditures for fiscal 2005 and 2004, approximated $147,000 and $24,000, respectively. The cost of research and development is included in our overheads and is recaptured from our customers through sales price adjustments.

HOUSE OF BRUSSELS CHOCOLATES INC.
Notes to the Consolidated Financial Statements

1.	Nature of Operations and Summary of Significant Accounting Policies, continued

Net Income (Loss) Per Common Share

The Company computes net income (loss) per common share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” (“SFAS 128”), SEC Staff Accounting Bulletin No. 98 (“SAB 98”) and Emerging Issues Task Force No. 04-8 “The Effect of Contingently Convertible Instruments on Diluted EPS.” Under the provisions of SFAS 128 and SAB 98, basic net income (loss) per common share (“Basic EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per common share (“Diluted EPS”) is computed by dividing net income (loss) adjusted for interest expense and amortization of debt issuance costs associated with the Convertible Debentures, by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and convertible securities such as our Convertible Debentures. The calculation of diluted net loss per share does not include 13,539,351 and 8,623,526 potential shares of common stock equivalents for the years ended April 30, 2005 and 2004, respectively, as their impact on net loss per share would be antidilutive.

Segment Reporting

We monitor our operations on a consolidated basis and we have only one operating segment, manufacturing of chocolate products

Reclassifications

Certain prior year amounts were reclassified to conform with current year presentation.

Recently Issued Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board (“FASB”) approved the consensus reached on the Emerging Issues Task Force Issue (“EITF”) No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-01 provides guidance on determining when an investment is considered impaired, whether that impairment is other-than-temporary and the measurement of an impairment loss. EITF 03-01 also provides new disclosure requirements for other-than-temporary impairments on debt and equity investments. In September 2004, the FASB delayed until further notice the effective date of the measurement and recognition guidance contained in EITF 03-01, however the disclosure requirements of EITF 03-01 are currently effective. Our adoption of EITF 03-01 is not expected to have a material impact on our financial position or results of operations.

In December 2004, the FASB issued FAS No. 123R, “Share-Based Payment.” The statement replaces FAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The adoption of the statement will result in the expensing of the fair value of stock options granted to employees in the basic financial statements. The statement is effective for the years commencing after January 1, 2006; however, we already recognize share-based payment transactions based on the fair value of the awards.

The statement applies to new equity awards and to equity awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the effective date shall be recognized as the requisite service is rendered on or after the effective date. The compensation cost for that portion of awards is based on the grant-date fair value of those awards as calculated from the pro forma disclosures under Statement No. 123. Changes to the grant-date fair value of equity awards granted before the effective date of this statement are precluded. The compensation cost for those earlier awards shall be attributed to periods beginning on or after the effective date of this statement using the attribution method that was used under Statement No. 123, except that the method of recognizing forfeitures only as they occur shall not be continued. Any unearned or deferred compensation (contra-equity accounts) related to those earlier awards shall be eliminated against the appropriate equity accounts. Additionally, common stock purchased pursuant to stock options granted under our employee stock purchase plan is expensed based upon the fair market value of the stock option.

HOUSE OF BRUSSELS CHOCOLATES INC.
Notes to the Consolidated Financial Statements

1.	Nature of Operations and Summary of Significant Accounting Policies, continued

Recently Issued Accounting Pronouncements, continued

The statement also allows for a modified version of retrospective application to periods before the effective date. Modified retrospective application may be applied either (a) to all prior years for which Statement No. 123 was effective or (b) only to prior interim periods in the year of initial adoption. An entity that chooses to apply the modified retrospective method to all prior years for which Statement No. 123 was effective shall adjust financial statements for prior periods to give effect to the fair-value-based method of accounting for awards granted, modified, or settled in cash in fiscal years beginning after December 15, 1994, on a basis consistent with the pro forma disclosures required for those periods by Statement No. 123. Accordingly, compensation cost and the related tax effects will be recognized in those financial statements as though they had been accounted for under Statement No. 123. We have adopted fair value accounting for options and accordingly this statement is not expected to have a significant impact on our financial condition or results of operations.

In November 2004 the FASB issued SFAS No. 151, “Inventory Costs”. The new Statement amends ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This Statement requires that those items be recognized as current period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to have any impact on our financial condition or results of operations.

In December 2004, the FASB issued FAS No. 153, “Exchange of Nonmonetary Assets”, which is an amendment to APB Opinion No. 29. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of FAS No. 153 is not expected to have a material impact on our financial position or results of operations.

2.	Significant Events

Effective March 29, 2005 we entered into a $6,000,000 convertible financing agreement (the “Credit Facility”) with Laurus Master Fund, Ltd. (“Laurus"). The Credit Facility consists of (i) a $3,500,000 Secured Convertible Note (the “Secured Note”), (ii) a Secured Convertible Minimum Borrowing Note (the “Minimum Borrowing Note”) and (iii) and a $2,500,000 Secured Revolving Note (the “Secured Revolving Note”) (the Secured Note, Minimum Borrowing Note and Secured Revolving Note are collectively referred to herein as the “Notes”). The Notes are secured by a security interest in substantially all of the assets and intellectual property of the Company and its subsidiaries.

Additionally, we issued Laurus a common stock purchase warrant to purchase up to 1,500,000 shares of our common stock at a price of $1.20 per share (the "Warrants"). The Warrants are exercisable until seven (7) years from the date of issuance. Pursuant to the terms of the Credit Facility, we paid a closing payment of 3.6% of the total amount available under the facility to Laurus which represents a fee of 1.2% per year.

The Secured Note matures three (3) years from the date of issuance, and is convertible into our common stock of the Company, under certain conditions, at a price of $0.88 (the “Fixed Conversion Price”). The Secured Note has an interest rate equal to the Wall Street Journal prime rate plus 2%, reducible to as low as zero if our share price rises in accordance with certain benchmarks. Under the terms of the Secured Note, we must make monthly payments of $109,375, plus accrued and unpaid interest beginning August 1, 2005. Under certain conditions set forth in the Secured Note, Laurus will be required to convert into shares of common stock all or a portion of their monthly payment. In the event that all or a portion of the monthly payment is paid in cash, then we must pay Laurus 102% of such amount.

In May 2004, we executed an agreement with Walgreens for the sale of private label chocolates using our “Truffelinos” and “Truffelinos Lite” trademarks. As part of the agreement, Walgreens guaranteed that it would purchase not less than $3,000,000 in product annually for a two (2) year period. Through April 30, 2005, we’ve completed $1,314,000 in sales to Walgreens under the terms of the agreement. During December 2004, we entered into an exclusive three (3) year agreement with Schokinag Chocolate North America Inc. to provide manufacturing, co-packing, marketing and distribution services with respect to its line of gourmet drinking chocolates. We are nearing completion of the tooling required to support performance under this agreement. Large customers such as Walgreens, Laura Secord, Nordstrom, Whole Foods and Costco now represent a significant portion of our sales. We continue to focus our marketing efforts at large companies with the objective of reducing our selling and administrative expenses as a percentage of our revenues. This strategy, however, makes us more dependent on a few, large customers.

HOUSE OF BRUSSELS CHOCOLATES INC.
Notes to the Consolidated Financial Statements

2.	Significant Events, continued

During the period from November 2004 through February 2005, we completed a significant upgrade in our manufacturing facilities. As part of this transition, we vacated our 32,000 square foot operating plant near downtown Vancouver and moved into approximately 80,000 square feet of modern office, manufacturing and inventory warehouse space located in an industrial community in Delta, British Columbia. Though previous capacity was adequate to meet historic needs, our prior facilities did not provide the opportunity to reengineer work flows or allow the most effective layout of our manufacturing equipment. Further, we believe the age of our previous plant required an escalating investment in maintenance to support our quality control standards. Our new facilities substantially increase our capacity. The layout of these facilities matches our needs and we believe they will result in significant cost savings arising from efficiencies in workflow, maintenance and inventory management. Monthly rents and utilities associated with our previous plant totaled approximately $14,000. Monthly rents and utilities for our new facility range from $39,000 to $43,000. We also incurred costs related to our move between plants and invested approximately $550,000 in capital expenditures and leasehold improvements preparing our new facility for productive operation.

In 2004, we undertook a cost reduction and production efficiency review that resulted in the December 1, 2004 closure of our manufacturing facilities at 2065 Oakdale Avenue, San Francisco, California. The closure of this operating location was undertaken to reduce manufacturing costs and consolidate domestic west coast operations at our newly acquired production facilities in Fresno, California. The inventories and manufacturing assets previously located at the San Francisco plant have been reallocated to support operations at both our Fresno and Delta, British Columbia locations.

On July 29, 2004, we entered into a stock purchase agreement with DeBas Chocolates, Inc., a California corporation ("DeBas") whereby we purchased all of the outstanding shares of common stock of DeBas. We undertook this acquisition to expand our manufacturing capacity, increase revenues, enhance product lines and add a variety of gourmet trademarks to our product line. As part of the transaction, we also acquired a manufacturing and production facility, which we believe is strategically located and may assist in lowering the cost of our product distribution. Additionally, Guy Debbas, Founder and President of DeBas, will remain with us under a five-year employment agreement. (See Note 3)

3.	Liquidity

During the years ended April 30, 2005 and 2004, We have experienced negative operating results that we are taking actions to address. During 2005 and 2004, our net losses were $4,855,080 and $3,767,761, respectively and cash used in operations was $4,040,598 and $2,174,257, respectively. We have financed our operations using cash generated from operations, sales of our common stock, the exercise of share purchase warrants, vendor credit and debt financing.

Cash required for on-going operations has increased significantly. Our need for raw materials and our investment in inventories and equipment has become sharply higher and we expect those needs to expand even further over the next six months. Though we seek customers with non-seasonal demand, our products sales still reflect a strong element of holiday purchasing. As a result, we face significant cash needs during the periods in which we generate the least revenue. Further, our acquisition of DeBas resulted in the use of cash and the absorption of additional liabilities.

To address our cash need, on March 29, 2005, we executed a convertible debt facility with Laurus Master Fund, Ltd. granting us access to borrow up to $6,000,000. This financing consists of a $3,500,000 secured term loan (the “Term Note”) and a $2,500,000 secured revolving note (the “Revolving Note”). The Revolving Note is effectuated through a $1,000,000 convertible minimum borrowing note and provides for advances up to 90% of eligible accounts receivable. To the extent we repay the amount outstanding under the Revolving Note and/or Laurus converts amounts due under the Revolving Note into Common Stock, we may re-borrow or make additional borrowings, provided that the aggregate amount outstanding may not exceed our eligible accounts receivable. At closing, we borrowed a total of $4,500,000 consisting of $3,500,000 million under the Term Note and $1,000,000 million under the Revolving Note. $1,500,000 remains available for borrowing under the Revolving Note. Borrowings under the Laurus debt facility are secured by all of our assets.

On June 28, 2005, we also entered into two convertible promissory notes totaling $300,000 with our chief executive officer and a greater than 10% shareholder. The proceeds of the notes provided extra working capital for use during the onset of our busy season. The amount of this indebtedness was matched by an additional $300,000 in over advances under our Revolving Note with Laurus.

Management believes that the net proceeds from the debt facility with Laurus together with cash generated from operations, will be sufficient to meet our cash requirements for the year ending April 30, 2006.

HOUSE OF BRUSSELS CHOCOLATES INC.
Notes to the Consolidated Financial Statements

4.	Acquisition of Debas

On July 28, 2005, House of Brussels Chocolates, Inc. acquired all of the outstanding common stock of Debas Chocolate, Inc.. Following is an analysis of the assets acquired and consideration received in the transaction:

Amount
Assets acquired:
Accounts and notes receivable	$65,750
Inventory	314,535
Prepaid expenses and other current assets	4,600
Property, plant and equipment	1,477,180
Intangible assets	39,742

Total assets acquired	1,901,807

Liabilities assumed and consideration given including adjustments:
Cash payment	200,000
Assumption of liabilities	2,615,597
Stock of House of Brussels Chocolates Inc.	930,000

Total	3,745,597

Liabilities assumed and consideration in excess of assets acquired	1,843,790

Less consideration retained in escrow
Cash	150,000
Stock of House of Brussels Chocolates, Inc.	650,000

Total retained in escrow	800,000

Goodwill	$1,043,790

We acquired all of the outstanding shares of DeBas from Guy Debbas, its sole shareholder. We agreed upon a purchase price of $1,130,000 payable in $200,000 cash and 324,042 shares of our restricted common stock valued at $930,000. In addition, we absorbed approximately $1,124,000 in net liabilities from DeBas. Of the purchase price tendered, $150,000 cash and 226,481 shares of our common stock have been held in escrow awaiting distribution to either Mr. Debbas or future cancellation by the Company. The market value of the amounts escrowed is $800,000. For accounting purposes, approximately $700,000 of these escrowed amounts have been excluded from purchase price as we believe they are currently non-estimable or will not be paid. The accompanying financial statements include $650,000 as an offset to additional paid in capital for shares held in escrow to account for this purchase price adjustment. As of January 31, 2005, we have identified and recorded nearly $550,000 in liabilities which will offset future purchase payments to Mr. Debbas. Of the remaining amount due, $98,000 is withheld contingent upon the achievement of revenue goals. We had tentatively recognized $920,000 in goodwill associated with this acquisition, but have since adjusted it to $1,043,790. Our goodwill allocation is subject to a revision based upon final valuation of the assets and liabilities absorbed in the purchase. The funds utilized for the purchase were derived from the cash and equity of the Company.

The terms and conditions of the stock purchase agreement were the result of arm’s length negotiations between the parties. We believe the transaction will improve our operations to us in view of the payment terms, synergies associated with the personnel absorbed and the market value of the underlying assets of DeBas. No formal appraisal or fairness opinion was done in connection with this transaction.

HOUSE OF BRUSSELS CHOCOLATES INC.
Notes to the Consolidated Financial Statements

5.	Accounts Receivable

Accounts receivable, at April 30, 2005 and 2004, consisted of the following:

	2005	2004

Accounts receivable	$1,003,530	$453,599
Allowance for bad debts	(288,125)	(14,642)
Allowance for returns	(61,850)	(24,122)

	$653,555	$414,835

During the years ended April 30, 2005 and 2004, we recognized provisions for doubtful accounts of $371,261and $30,658 respectively.

6.	Inventories

Inventories at April 30, 2005 and 2004, consisted of the following:

	2005	2004

Finished goods	$559,479	$394,792
Unpackaged finished goods	108,720	32,800
Packaging materials	775,442	418,628
Raw materials	648,684	349,522
Inventory development costs	-	91,096

	$2,092,325	$1,286,838

Inventory Development Costs include molds, tools, dies, film and film plates related to our inventory of packaging materials. These costs are charged to expense over the lesser of their expected useful lives, or the life of the product line to which they relate.

7.	Prepaid Expenses and Other Assets

Prepaid expenses and other assets, at April 30, 2005 and 2004, consisted of the following:

	2005	2004

Deposits, promotions and royalties	$251,467	$397,190
Prepaid insurance	21,163	18,065
Travel advances and miscellaneous	94,132	64,131

	$366,762	$479,386

HOUSE OF BRUSSELS CHOCOLATES INC.
Notes to the Consolidated Financial Statements

8.	Property, Plant and Equipment

Property, plant and equipment, at April 30, 2005 and 2004, consisted of the following:

	2005	2004
Land	$175,950	$-
Building	1,022,050	-
Software	113,870	93,774
Automotive	61,355	51,007
Computer equipment	162,238	129,502
Furniture and fixtures	166,078	78,352
Production equipment and molds	2,590,847	1,477,956
Leasehold improvements	310,327	338,664
Leased equipment	92,657	-
Other equipment	-	81,488
	4,695,372	2,250,743
Less accumulated depreciation	1,303,448	1,243,753

	$3,391,924	$1,006,990

9.	Due to Related Parties

	2005	2004
Advances payable to Grant Petersen, Chief Executive Officer	-	$20,407
Advances payable to Evan Baergen, former officer	-	94,011
Advances payable to, Steve Whittington, former officer	$48,248	48,248
Advances payable to Richard Siemens, Director	-	99,844
Advances payable to William Donovan, Director	4,800	-
Short term note payable to Distacom, affiliate	-	51,473
Short term note payable to Guy Debbas	132,399	-

	$185,447	$313,983

In connection with our acquisition of DeBas, we absorbed a short-term note payable in the principal amount of $283,091 to Guy Debbas, currently that subsidiary’s President and our Chief Operating Officer. The principal amount due at April 30, 2005 is $132,399 payable in monthly installments of $24,065 and bearing a rate of interest of 5% per annum.

HOUSE OF BRUSSELS CHOCOLATES INC.
Notes to the Consolidated Financial Statements

10.	Capital Lease Obligations

The Company now leases certain manufacturing, transportation and cleaning equipment under leases that are classified as capital leases. The total monthly amount due under capital leases at April 30, 2005 is $2,417. Following is an analysis of the Company’s obligation under capital leases at April 30, 2005:

Amount
Future annual minimum lease payments under capital leases:
Year ending April 30,
2006	$30,507
2007	30,507
2008	30,507
2009	25,237

Total minimum lease payments	116,758

Less amount representing interest	14,167

Obligation under capital leases	102,591

Less current portion	35,169

$67,422

11.	Long-Term Debt

On March 29, 2005, we executed a convertible debt facility with Laurus Master Fund, Ltd. (“Laurus”) granting us access to borrow up to $6,000,000. This financing consists of a $3,500,000 secured term loan (the “Term Note”) and a $2,500,000 secured revolving note (the “Revolving Note”). The Revolving Note is effectuated through a $1,000,000 convertible minimum borrowing note and provides for advances up to 90% of eligible accounts receivable. To the extent we repay the amount outstanding under the Revolving Note and/or Laurus converts amounts due under the Revolving Note into Common Stock, we may reborrow or make additional borrowings, provided that the aggregate amount outstanding does not exceed our eligible accounts receivable. At closing, we borrowed a total of $4,500,000 consisting of $3,500,000 million under the Term Note and $1,000,000 million under the Revolving Note. At April 30, 2005, $1,500,000 remains available for borrowing under the Revolving Note. Borrowings under the Laurus debt facility are secured by all of our assets.

Both the $3,500,000 Term Note and the $2,500,000 Revolving Note (together the “Notes”) provide for conversion, at the option of Laurus, of the amounts outstanding into the Company's common stock at a fixed conversion price of $0.88 per share (the “Fixed Conversion Price”). In the event that we issue common stock or derivatives convertible into our common stock for a price less than $0.88 per share, then the price at which Laurus may convert its shares is reset to that lower price. The conversion prices under the Notes are subject to equitable adjustment for stock splits, stock dividends and similar events. Laurus is obligated to convert scheduled principal and interest payments under the Term Note when (i) a registration statement has become effective with respect to the shares of common stock underlying the indebtedness, (ii) the five (5) day average market price of our common stock is 110% of the Fixed Conversion Price, and (iii) certain trading volume criteria have been met. Using the Black-Scholes option pricing model, we determined the fair value of the conversion feature related to the Notes to be $2,996,000 if the full $6,000,000 available under the note is advanced. The assumptions used in the fair value calculation for the warrants were as follows: stock price of $0.93, exercise price of $0.88, weighted average term of three (3) years, volatility (annual) of 65%, dividends rate of 0%, a risk free interest rate of 3.5%. Accordingly, the fair value per share of the warrants was calculated to be $0.44 per share. As a result of the beneficial conversion feature, a discount on debt issued of $4,023,000 was recorded and is being amortized to interest expense over the three year life of the debt agreement.

HOUSE OF BRUSSELS CHOCOLATES INC.
Notes to the Consolidated Financial Statements

11.	Long-Term Debt, continued

As part of the transaction, we also issued Laurus a seven-year warrant to purchase 1,500,000 shares of our common stock at a price of $1.20 per share and agreed to issue 56,817 shares of our common stock and a 3-year warrant to purchase 56,817 shares of our common stock to the finder at a price of $1.20 per share. The fair value of the stock issued was $57,000. The fair market value of the warrants issued was determined to be $869,000 using the Black-Scholes option pricing model. The assumptions used in the fair value calculation of the warrants were as follows: stock price of $0.93, exercise price of $1.20, weighted average term of seven years, volatility of 65%, dividend rate of 0%, risk free interest rate of 3.5%. Accordingly, the fair value per share of the warrants was calculated to be $0.56 per share. The Company will amortize this relative fair value of the stock and warrants to interest expense over the three-year life of the debt agreement, using the interest method.  The loan costs, conversion feature and warrants issued in connection with the Notes, result in an effective interest rate on the debt of approximately 166%.

The Notes bear annual interest at the prime rate (as reported in the Wall Street Journal) plus 2% subject to a floor of six percent, and mature in three years. The interest rate on the Notes will be decreased by 2.0% for every 25% increase in the market value of our common stock above the Fixed Conversion Price up to a minimum of 0.0%. Monthly interest payments on the Notes begin April 1, 2005. Monthly amortizing payments of principal on the Term Note, equal to $109,375, are payable on the first day of each month commencing August 1, 2005. The final principal amortization payment on the Term Note is due March 1, 2008. Under the Term Note if monthly payments of interest and principal are made in cash rather than converted to shares of our common stock, we will pay Laurus 102% of the then monthly amount due. Prepayments under the Term Note are subject to a premium in the amount of 20% of the principal being prepaid. The Revolving Note terminates, and borrowings there under become due March 29, 2008.

The Notes also require us to have an effective registration statement covering the common stock underlying the conversion feature of the Notes and the Warrants issued in connection with the Notes by August 6, 2005.

Following is an analysis of draws under the Notes during the year ended April 30, 2005.

Amount
Draws under the Term Note	$3,500,000
Draws under the Revolving Note	1,000,000

Total contractual amounts due under the Notes	4,500,000

Origination fee	(216,000)
Other direct costs of the financing	(189,897)

Net proceeds to the Company	4,094,103
Stock warrants issued in connection with the financing	(758,852)
Value of beneficial conversion feature	(2,247,239)

Long-term debt at date of origination	1,088,012
Amortization of loan costs	90,094

Long-term debt at April 30, 2005	$1,178,106

HOUSE OF BRUSSELS CHOCOLATES INC.
Notes to the Consolidated Financial Statements

11.	Long-Term Debt, continued

Future annual payments due under the Notes at April 30, 2005 are as follows

	Contractual	Amortization of
	Maturities	Loan Costs
Year Ending April 30,
2006	$984,375	$1,233,464
2007	1,312,500	1,177,494
2008	2,203,125	1,000,960

	$4,500,000	$3,411,918

The full principal balance outstanding on the Revolving Note will be due and payable on or before March 28, 2008.

The notes include various covenants, the most restrictive of which precludes the Company from obtaining additional financing without first right of refusal by Laurus.

12.	Income Taxes

The composition of deferred tax assets and the related tax effects at April 30, 2005 and 2004 were as follows:

	2005	2004

Deferred tax assets:
Benefit from carryforward of net operating loss	3,561,246	2,037,539
Allowance for doubtful accounts	118,992	13,180
Vacation accrual	24,583	-

Total deferred tax asset	3,704,821	2,050,719
Less valuation allowance	(3,364,821)	(1,880,719)

Net deferred tax asset	340,000	170.000

Deferred tax liability - basis of property and equipment	340,000	170,000

Deferred tax asset	$-	$-

The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss for the year ended December 31, 2004 and 2003, is as follows:

	2005	2004

Benefit for income taxes at federal statutory rate	$1,650,727	$1,281,038
Non-deductible compensation	(206,396)	-
Non-deductible meals and entertainment	(20,592)	(9,900)
Other	60,363	-
Increase in valuation allowance	(1,484,102)	(1,271,138)

Net deferred tax assets	$-	$-

At April 30, 2005, for United States federal income tax and alternative minimum tax reporting purposes, the Company has approximately $10,600,000 of unused net operating losses available for carryforward to future years. The benefit from carryforward of such net operating losses will expire in various years through 2025. The benefit from utilization of net operating loss carryforwards could be subject to limitations if significant future ownership changes occur in the Company. The Company believes that a significant portion of its unused net operating loss carryforwards will never be utilized due to expiration or limitations on use due to ownership changes.

HOUSE OF BRUSSELS CHOCOLATES INC.
Notes to the Consolidated Financial Statements

13.	Stockholders’ Equity

The Company issued a total of 5,622,022 shares during the fiscal year ended April 30, 2005. During the same period, 2,436,987 share purchase warrants were issued, 727,385 warrants expired and 4,630,141 warrants were exercised for a net decrease in warrants of 2,920,539. Shares and warrants were issued to investors for private placements and to consultants for stock-based compensation. The fair value of each warrant was estimated on the date of grant using the Black-Scholes option-pricing model and the resulting equity value or expense has been included in the accompanying financial statements.

Stock Option Plan and Stock-Based Compensation

The Company periodically issues incentive stock options to key employees, officers, and directors to provide additional incentives to promote the success of the Company’s business and to enhance the ability to attract and retain the services of qualified persons. The issuance of such options are approved by the Board of Directors.

On April 29, 2004 our Shareholders approved, and we implemented, a stock option plan for both employees and directors of the Company and its subsidiaries. Under terms of the Plan we may grant options to purchase up to 1,250,000 shares of our common stock at discounts up to 15% off market price. During the current year, we issued options for 300,000 shares in grant sizes ranging from 50,000 to 100,000 shares to our Directors at exercise prices ranging from $1.40 to $2.38 per share and an expiration timeframes of from one (1) to three (3) years. Of the options granted during the current year 275,000 vested immediately and the remainder vest July 29, 2005. Options to purchase 260,000 of our shares remain available under the plan at April 30, 2005. During the fiscal year ended April 30, 2004, we issued options for 810,000 shares in grant sizes ranging from 10,000 to 200,000 shares to our Directors and employees at an exercise price $1.63 per share and an expiration timeframe of 3 years. All options granted under the Plan during fiscal year 2004 are currently vested. A summary of the Company’s stock option activity and related information for the years ended April 30, 2004 and 2005 follows:

	2005		2004
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price

Balance at beginning of year	810,000	$1.63	-
Granted	300,000	1.68	810,000	$1.63
Exercised	(5,000)	1.63	-
Forfeited	(115,000)	1.63	-

Balance at end of year	990,000	1.65	810,000	$1.63

All options granted during were issued at a 15% discount to fair market value. The weighted average grant-date fair market value for the options granted during fiscal years 2005 and 2004 were $0.35 and $0.90, respectively.

In addition to our stock option plan, we granted two (2) share purchase warrants providing the rights to purchase a total 160,000 shares of our common stock to one member of our Board of Directors in exchange for services. One warrant for 100,000 shares had an exercise price of $1.30 which expires November 22, 2005. The other warrant for 60,000 shares had an exercise price of $1.45 and expires November 22, 2007. The market price on the date the warrants were granted was $1.35 and their weighted average grant-date fair value was $0.32.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model using the appropriate life of the option, a risk free rate of 3.5%, a volatility factor of .65 and no expected dividend yield. In total, for the year ended April 30, 2005 and 2004, we recognized $549,731and $2,307,879, respectively in stock-based compensation expense in the accompanying financial statements.

HOUSE OF BRUSSELS CHOCOLATES INC.
Notes to the Consolidated Financial Statements

14.	Commitments and Contingencies

Operating Lease

The Company’s administrative offices and manufacturing facility, located in Delta, BC are leased under a fifteen (15) year operating lease that expires in July 2019. The lease agreement includes scheduled base rent increases over the term of the lease. The total amount of the base rent payments is being charged to expense on the straight-line method over the term of the lease (average monthly rent of $24,157). In addition to escalating base rent the lease agreement makes the Company responsible for operating expenses, property taxes and a management fee. Total expense recognized by the Company under operating leases during the years ended April 30, 2005 and 2004, was $540,000 and $387,410, respectively.

Minimum annual payments under operating leases, including management fees, for the next five years and in the aggregate are as follows:

Amount
Future annual minimum lease payments under operating leases:
Year ending April 30,
2006	$261,668
2007	261,668
2008	273,213
2009	277,061
2010	277,061
Thereafter	2,932,223

Total minimum lease payments	$4,282,894

Obligations Under Employment Agreements

Effective May 1, 2005, we entered into a three (3) year employment agreement with Grant Petersen, our Chief Executive Officer. During the initial term of this agreement, Mr. Petersen will be paid an annual salary of $250,000 and may earn additional bonuses of up to $150,000 depending upon the accomplishment of certain revenue and profitability goals set by the Compensation Committee of our Board of Directors. The agreement also included terms requiring certain duties of confidentiality and non-competition from Mr. Petersen. This agreement provides for termination of employment with or without cause and in the event of disability or death. If the agreement is terminated without cause, Mr. Petersen will be entitled to a severance payment of $62,500.

Effective May 1, 2005, we entered into a three (3) year employment agreement with Robert Wesolek, our Chief Financial Officer. During the initial term of this agreement, Mr. Wesolek will be paid an annual salary of $195,000 and may earn additional bonuses of up to $75,000 depending upon the accomplishment of certain revenue and profitability goals set by the Compensation Committee of our Board of Directors. The agreement also includes terms requiring certain duties of confidentiality and non-competition from Mr. Wesolek. This agreement provides for termination of employment with or without cause and in the event of disability or death. If the agreement is terminated without cause, Mr. Wesolek will be entitled to a severance payment of $48,750.

Effective July 28, 2004 we entered into a Five (5) year employment agreement with Guy Debbas, our Chief Operating Officer. Under the terms of this agreement, Mr. Debbas earns an annual salary of $100,000. In addition, Mr. Debbas received an option to purchase 50,000 shares of our common stock at an exercise price of $2.38 per share until July 29, 2007. This option was granted in accordance with the terms of our 2004 Stock Option Plan and vests with respect to 100% of its shares one year from the date of grant. The agreement also included terms requiring certain duties of confidentiality and non-competition from Mr. Debbas. This agreement provides for termination of employment with or without cause and in the event of disability or death. If the agreement is terminated without cause, Mr. Debbas will be entitled to a severance payment of $25,000.

Effective January 5, 2005, we entered into a three (3) year employment agreement with Shiva Jelokhanian, a vice president and senior sales executive. Under the terms of this agreement, Ms. Jelokhanian earns an annual salary of $32,400 and a commission of 1% on all net sales generated by the Company. In addition, Ms. Jelokhanian receives an additional 3% commission on net sales for any customer on which she is the principal sales person. The agreement also included terms requiring certain duties of confidentiality and non-competition from Mr. Jelokhanian. This agreement provides for termination of employment with cause and in the event of disability or death.

HOUSE OF BRUSSELS CHOCOLATES INC.
Notes to the Consolidated Financial Statements

15.	Related Party Transactions

Debt Conversion

On November 30, 2002, we issued 1,500,000 investment units to Evan Baergen, our then Chief Financial Officer, and 1,500,000 investment units to Grant Petersen, our current Chief Executive Officer, President and Director. The units were issued upon the conversion of debt to Mr. Baergen and Mr. Petersen in the amount of $75,000 each in compensation for services rendered. The notes were converted at a price of $0.05 per investment unit. Each unit was comprised of one share of common stock and one share purchase warrant. Each share purchase warrant entitled the holder to purchase one share of common stock at a price of $0.30 per share during the period from issuance until May 2004. During May 2004, Mr. Petersen exercised all 1,500,000 of his warrants and Mr. Baergen exercised 293,920 warrants.

Distacom Ventures Loan

During fiscal years 2003 and 2004, our Canadian subsidiary borrowed an aggregate of approximately $250,000 from Distacom Ventures Inc., a private company controlled by Mr. Richard Siemens, one of our directors and a greater than 10% shareholder. The loan bore interest at 7% per year, was collateralized by a general security agreement with Brussels Chocolates Ltd. against all of its present and after acquired personal property, and had a maturity date of May 31, 2004. During April 2004, the amounts due Distacom were offset by the exercise of previously issued stock purchase warrants for 171,689 of our shares at a price of $1.25 each.

Richard Siemens

In January 2004, Mr. Richard Siemens, one of our directors and a greater than 10% shareholder, sent the Company $99,844 to exercise stock warrants; however, Mr. Siemens subsequently told the Company that he did not wish to exercise the warrants and left the cash in possession of the Company in exchange for interest of 7% per year. On September 15, 2004, Mr. Siemens used the $99,844 and related accrued interest of 4,659 to acquire 59,716 investment units offered by the Company. Each unit, sold for $1.75 per unit, consisted of one share of our common stock and one stock purchase warrant exercisable at $1.85 per share during the period from issuance until September 7, 2005.

Theodore Labella

In December 2002, we issued 100,000 investment units to Mr. Theodore Labella (a greater than 5% shareholder) pursuant to the conversion of a $20,000 convertible note. Each unit was comprised of one share of common stock and one share purchase warrant. Each share purchase warrant entitled the holder to purchase one share of common stock at a price of $0.30 during the period from closing until February 24, 2004. Subsequently, these share purchase warrants have been exercised in full for proceeds to the Company in the amount of $30,000.

Also in December 2002, we issued 250,000 investment units to Mr. Labella, pursuant to a subscription agreement for proceeds of $50,000. Each unit was comprised of one share of common stock and one share purchase warrant. The warrants were exercisable at a price of $0.50 per share during the period from closing until March 25, 2004. Subsequently, these share purchase warrants have been exercised in full for proceeds to the Company in the amount of $125,000.

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

On July 30, 2004, Mr. Labella acquired 67,000 shares of our common stock at a price of $2.00 per share under the terms of a private placement agreement and received $134,000 in proceeds from this sale.

On August 18, 2004 and October 8, 2004 Mr. Labella purchased 85,000 and 110,000 shares of our common stock, upon exercise of stock warrants, bearing an exercise price of $0.65 per share, for total proceeds of $126,750. In connection with his second warrant exercise, we also issued Mr. Labella share purchase warrants for 10,000 shares of our common stock at an exercise price of $3.00 per share until September 28, 2006.

During February 2005, Mr. Labella advanced a total of $125,375 to the Company to assist with cash flow. The funds were advanced as a short-term loan, with no stated terms of repayment. During April 2005 this indebtedness, together with accrued interest was converted into 147,664 shares of our restricted common stock at a conversion price of $0.90 per share.

HOUSE OF BRUSSELS CHOCOLATES INC.
Notes to the Consolidated Financial Statements

15.	Related Party Transactions, continued

GPAV Investments Ltd.

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

Evan Baergen

In December 2003, Evan Baergen (a former director and officer of the Company) advanced $88,055 to us to assist with cash flow needs. No formal agreement existed regarding the advance. This loan was unsecured with no fixed date of repayment. During May 2004, the total amount due Mr. Baergen was offset by his exercise of stock purchase warrants for shares of our common at a price of $0.30 each. The shares issued in connection with this exercise were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Securities Act or an applicable exemption from the registration requirements of the Securities Act.

William Donovan, M.D.

We presently have a Consulting Agreement with Dr. William Donovan, our Chairman of the Board and Director, to provide consulting services regarding the Company's product development. This Agreement is for a period of 24 months and terminates on November 6, 2005. Under the terms of the Agreement, Dr. Donovan received a Share Purchase Warrant for 260,000 shares of our common stock at a warrant exercise price of $1.02 per share. Dr. Donovan received 160,000 shares of common stock upon partial exercise on July 30, 2004 and the remaining balance expired on November 6, 2004. The fair value of each warrant was estimated on the date of grant using the Black-Scholes option-pricing model and the resulting equity value or expense has been included in the accompanying financial statements.

Directors

During February and March 2004, a total of 1,520,000 share purchase warrants were issued to four (4) members of our Board of Directors, two of which are also officers of the Company. All warrants were issued in exchange for services. Our Chief Financial Officer, Robert Wesolek, received warrants for the purchase of 500,000 shares at an exercise price of $1.65 which expire February 23, 2009. Our Former Chief Operating Officer, John Veltheer, received warrants for the purchase of 500,000 shares of our common stock at an exercise price of $1.85 which expire March 12, 2009. Our Director, Harold Kahn, received warrants for the purchase of 260,000 shares of our common stock at an exercise price of $1.58 which expire March 31, 2009. The residual warrants relate to a Consulting Agreement with Dr. William Donovan, our Chairman of the Board, to provide consulting services regarding the Company's product development. This Agreement is for a period of 24 months and terminates on November 6, 2005. Under the terms of the Agreement, Dr. Donovan received a share purchase warrant for 260,000 shares of our common stock at a warrant exercise price of $1.02 per share. The fair value of each warrant was estimated on the date of grant using the Black-Scholes option-pricing model and the resulting equity value or expense has been included in the accompanying financial statements.

On July 30, 2004, we issued 260,000 shares of our common stock to two members of our Board of Directors pursuant to the exercise of previously issued share purchase warrants. Dr. William Donovan, our Director and Chairman, received 160,000 of these shares, and Harold Kahn, our Director, received 100,000 of these shares. The warrants had exercise prices ranging from $1.02 to $1.58. We received $321,200 in total proceeds from these exercises. In connection with these transactions, we also issued share purchase warrants for 260,000 shares of common stock to these Directors at an exercise price of $3.00 per share. Dr. William Donovan, our Director and Chairman, received one of these warrants for 160,000 shares which will expire on August 3, 2006. Mr. Harold Kahn, our Director, received one of these warrants for 100,000 shares which will expire on March 31, 2009.

On November 22, 2004, Mr. Dale Frey received warrants for the purchase of 100,000 shares of our common stock at an exercise price of $1.30 per share until November 22, 2005, and warrants for the purchase of 60,000 shares of our common stock at an exercise price of $1.45 per share until November 22, 2007. Mr. Frey was also granted 100,000 stock options under our 2004 Stock Option Plan. These options are exercisable at $1.40 per share until November 22, 2005.

On March 3, 2005, Dr. Donovan, Mr. Kahn and Mr. Frey were each granted 50,000 stock options under our 2004 Stock Option Plan. These options are exercisable at $0.91 per share until March 3, 2007.

HOUSE OF BRUSSELS CHOCOLATES INC.
Notes to the Consolidated Financial Statements

16.	Major Customers

Following is an analysis of customers accounting for more than 10% of total sales during the years ended April 30, 2005 and 2004:

	2005	2004
Safeway	18%	A
Walgreens	17%	A
SLC Sweets	A	25%
Costco	11%	16%

We have changed our sales strategy from many small customers to larger customers that can acquire significant amounts of product. This change has resulted in a reduction in our total number of customers and has made us more vulnerable to adverse affects from the loss of a single major customer.

A - Indicates customer accounted for less than 10% of sales in the period

17.	Cash Flow Information

Non-Cash Investing and Financing Activities

During the year ended April 30, 2005, We acquired DeBas Chocolate Inc. in a transaction that involved cash payments of $200,000, the issuance of shares of our restricted common stock and the absorption of debt and liabilities. (See Note 3)

During the year ended April 30, 2005, We acquired $120,695 of assets under capital leases

During the year ended April 30, 2005, a major stockholder converted a $104,503 advance to the Company to shares of our common stock in connection with a private placement agreement.

During the year ended April 30, 2004, the Company acquired the assets of the Candy Jar, a company that had inventory, property, plant, equipment and intangible assets. The acquisition was based on a total purchase price of $477,912 that included cash payments of $277,912 and the issuance of $200,000 of our restricted common stock.

Supplemental Cash Flow Information

The Company made cash payments for interest of $80,418 and $-0- for the years ended April 30, 2005 and 2004, respectively. The Company made cash no payments for income taxes during the year ended April 30, 2005 or 2004.

HOUSE OF BRUSSELS CHOCOLATES INC.
Notes to the Consolidated Financial Statements

18.	Selling, general and administrative expenses

The following is an analysis of selling, general and administrative expenses for the years ended April 30, 2005 and 2004.

	2005	2004

Selling expenses
Bad debts	$371,261	$30,658
Promotion and advertising	293,448	302,872
Rent and utilities	79,633	168,140
Salaries, benefits and consulting fees	959,300	364,702
Travel and entertainment	141,953	142,884
	1,845,595	1,009,256

General and administrative expenses
Stock based Compensation for Officers and Board of Directors Fees	324,970	1,760,436
Office and miscellaneous	403,822	109,574
Professional fees	261,137	124,595
Rent and utilities	189,799	46,311
Salaries, benefits and consulting fees	1,092,057	538,152
Travel and entertainment	196,556	19,980
	2,468,341	2,599,048
Total selling, general and administrative expenses	$4,313,936	$3,608,304