Form 10QSB
period 2005-07-31
HOUSE OF BRUSSELS CHOCOLATES INC
filed 2005-09-19
CIK 1072367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005

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

(713) 599-0800
(Issuer’s telephone number)

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 31,221,714 Shares of $0.001 par value Common Stock outstanding as of September 5, 2005.

Transitional Small Business Disclosure Format (check one): Yes  ☐    No  ☒

HOUSE OF BRUSSELS CHOCOLATES INC.

FORM 10-QSB
For The Quarter Ended July 31, 2005

HOUSE OF BRUSSELS CHOCOLATES INC. FORM 10-QSB For the Quarter Ended July 31, 2005

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Consolidated Balance Sheets as of July 31, 2005 (unaudited) and April 30, 2005

Unaudited Consolidated Statements of Operations for the Three Months Ended July 31, 2005 and 2004

Unaudited Consolidated Statement of Changes in Shareholders’ Equity for the Three Months Ended July 31, 2005

Unaudited Consolidated Statements of Cash Flows for the Three Months Ended July 31, 2005 and 2004

Notes to the Unaudited Consolidated Financial Statements

HOUSE OF BRUSSELS CHOCOLATES INC.

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JULY 31, 2005 AND 2004

AND FOR THE THREE MONTHS THEN ENDED

HOUSE OF BRUSSELS CHOCOLATES INC. Table of Contents

HOUSE OF BRUSSELS CHOCOLATES INC. Consolidated Balance Sheets as of July 31, 2005 (unaudited) and April 30, 2005

	JULY 31, 2005	APRIL 30, 2005
	(unaudited)
ASSETS
Current assets
Cash	$150,297	$972,938
Accounts receivable, net	868,942	653,555
Inventory	2,486,207	2,092,325
Prepaid expenses and other	433,211	366,762

Total current assets	3,938,657	4,085,580

Property, plant and equipment, net	3,527,857	3,391,294
Goodwill	1,141,790	1,043,790
Other assets	307,956	360,823

Total assets	$8,916,260	$8,881,487

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,973,750	$1,499,635
Accrued liabilities	653,030	743,545
Current maturities of long term debt	984,375	984,375
Current portion of capital lease obligations	35,169	35,169
Due to related parties	455,804	185,447

Total current liabilities	4,102,128	3,448,171

Deferred lease payments	142,568	144,944
Capital lease obligations	65,392	67,422
Long-term debt	639,843	193,731

Total liabilities	4,949,931	3,854,268

Commitments and contingencies

Shareholders’ equity:
Preferred stock - $0.001 par value, 4,000,000 shares authorized, none outstanding
Common stock - $0.001 par value, 60,000,000 shares authorized, 31,201,828 and 31,182,597 shares issued and outstanding at July 31, 2005 and April 30,2005, respectively	31,202	31,183
Additional paid-in capital	19,152,083	18,709,155
Accumulated other comprehensive income - cumulative translation adjustment	509,298	436,571
Accumulated deficit	(15,726,254)	(14,149,690)

Total shareholders’ equity	3,966,329	5,027,219

Total liabilities and shareholders’ equity	$8,916,260	$8,881,487

The accompanying notes are an integral part of these consolidated financial statements.

HOUSE OF BRUSSELS CHOCOLATES INC. Unaudited Consolidated Statements of Operations for the Three Months Ended July 31, 2005 and 2004

	FOR THE THREE MONTHS ENDED JULY 31,
	2005	2004

Sales	$964,754	$797,284
Cost of goods sold	1,308,939	674,916

Gross margin	(344,185)	122,368

Selling, general and administrative expenses	760,408	733,091

Loss from operations	(1,104,593)	(610,723)

Other expenses:
Interest expense and costs of financing	(463,515)	(1,896)
Loss on disposal of assets	(2,042)
Foreign transaction losses	(6,414)	(7,948)

Total other expenses	(471,971)	(9,844)

Net loss	$(1,576,564)	$(620,567)

Basic and diluted weighted-average number of common shares outstanding	31,183,433	27,290,143

Basic and diluted net loss per common share	$(0.05)	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements.

HOUSE OF BRUSSELS CHOCOLATES INC. Unaudited Consolidated Statement of Changes in Shareholder's Equity for the Three Months Ended July 31, 2005

	COMMON STOCK		ADDITIONAL PAID IN	ACCUMULATED	ACCUMULATED OTHER COMPREHENSIVE	SHAREHOLDERS'
	SHARES	AMOUNT	CAPITAL	DEFICIT	INCOME	EQUITY
Balance April 30, 2005	31,182,597	$31,183	$18,709,155	$(14,149,690)	$436,571	$5,027,219

Net loss				(1,576,564)		(1,576,564)
Foreign currency translation					72,727	72,727

Comprehensive income						(1,503,837)

Stock-based compensation for services	19,231	19	17,480			17,499

Options issued under the 2004 stock option plan			22,400			22,400

Beneficial conversion feature granted in association with convertible debt			272,551			272,551

Warrants issued in connection with convertible debt			32,497			32,497

Escrow released from reserve in connection with acquisition of DeBas Chocolates, Inc.			98,000			98,000

Balance July 31, 2005	31,201,828	$31,202	$19,152,083	$(15,726,254)	$509,298	$3,966,329

The accompanying notes are an integral part of these consolidated financial statements.

HOUSE OF BRUSSELS CHOCOLATES INC. Unaudited Consolidated Statements of Cash Flows for the Three Months Ended July 31, 2005 and 2004

	FOR THE THREE MONTHS ENDED JULY 31,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,576,564)	$(620,567)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	87,941	37,650
Provision for bad debts	(14,719)	-
Compensatory common stock, stock options and warrants	39,899	103,856
Loss on disposal of assets	2,042	-
Amortization of loan costs and beneficial conversion costs	353,945	-
Deferred rent	2,376	-
Changes in operating assets and liabilities
Accounts receivable	(173,003)	(659,037)
Inventory	(393,882)	(678,733)
Prepaid expenses and other assets	(74,525)	74,207
Accounts payable and accrued liabilities	434,795	118,583

Cash flows from operations	(1,311,695)	(1,624,041)

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures	(199,211)	(558,676)
Purchase of Debas Chocolates, Inc.	-	(200,000)

Cash flows from investing activities	(199,211)	(758,676)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable and long-term debt	458,158	81,654
Proceeds from related party loans	300,000	58,707
Repayments of related party loans	(29,643)	(45,037)
Payments of obligations under capital leases	(2,030)	(77,654)
Proceeds from issuance of common stock and warrants	-	2,696,739

Cash flows from financing activities	726,485	2,714,409

Effect of foreign exchange rate changes on cash	(38,220)	(2,551)

Increase (decrease) in cash and cash equivalents	(822,641)	329,141

Cash and cash equivalents, beginning of the period	972,938	153,438

Cash and cash equivalents, end of the period	$150,297	$482,579

The accompanying notes are an integral part of these consolidated financial statements.

HOUSE OF BRUSSELS CHOCOLATES INC. Notes to the Unaudited Consolidated Financial Statements

1.	Nature of Operations and Summary of Significant Accounting Policies

House of Brussels Chocolates Inc. is a manufacturer of gourmet chocolates products that are offered through its four wholly owned subsidiaries Brussels Chocolates, Ltd. (“Brussels Chocolates”), House of Brussels Chocolates (USA), Ltd. (“HOBC USA”), DeBas Chocolate Inc. (DeBas), and ChocoMed Inc. (“ChocoMed’). House of Brussels Chocolates Inc. and its wholly owned subsidiaries are hereinafter collectively referred to as “We” or the “Company”). The Company, with manufacturing plants in Delta, B.C., Canada, and Fresno, California, has for more than 20 years offered a full line of quality chocolates manufactured to very strict standards. We specialize in manufacturing chocolate products for “private label” resale by major retailers. We are currently targeting customers that management believes have the capacity to make annual purchases of $1 million to $20 million. We formed ChocoMed in February 2004 to investigate the use of chocolate as a carrier for dietary supplements, functional foods and pharmaceutical compounds to treat various medical conditions. We acquired Debas in July 2004 to increase the Company’s ability to produce and market specialty chocolate products and to improve its manufacturing operations.

Following is a summary of our significant accounting policies:

Basis of presentation

The accompanying consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States for interim financial information. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company’s management, the unaudited consolidated financial statements contain all adjustments necessary (consisting of normal recurring adjustments) for a fair presentation of our financial position as of July 31, 2005 and the results of our operations for the period then ended. These financial statements should be read in conjunction with the audited financial statements and related notes of the Company included in our Form 10-KSB for the year ended April 30, 2005 filed with Securities Exchange Commission on August 2, 2005.

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

Accounts Receivable

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

HOUSE OF BRUSSELS CHOCOLATES INC. Notes to the Unaudited Consolidated Financial Statements

1.	Nature of Operations and Summary of Significant Accounting Policies, continued

Revenue Recognition

The Company records sales when all of the following criteria have been met: a valid customer order with a fixed price has been received; the product has been shipped within the required lead time; there is no further significant obligation to assist in the resale of the product; and collectibility is reasonably assured. Net sales include revenue from the sale of finished goods, net of allowances for trade promotions, consumer coupon programs and other sales incentives, and allowances and discounts associated with aged or potentially unsaleable products. Trade promotions and sales incentives primarily include reduced price features, merchandising displays, sales growth incentives, new item allowances and cooperative advertising

Inventories

The Company’s inventories are stated at the lower of cost or market value and are reduced by an allowance for slow-moving, excess, discontinued and shelf-life expired inventories. Our estimate for such allowance is based on our review of inventories on hand compared to estimated future usage and demand for our products. Such review encompasses not only potentially perishable inventories but also specialty packaging, much of it specific to certain private labels and holiday seasons. If actual future usage and demand for our products are less favourable than those projected by our review, inventory write-downs may be required. We closely monitor our inventory, both perishable and non-perishable, and related shelf and product lives. At July 31, 2005 and April 30, 2005 our inventories were adjusted to recognize the impact of all write-downs and obsolescence. As such, we have no reserves against inventories at those dates.

Goodwill

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

Foreign Currency Translation

Foreign exchange gains and losses, which result from the process of remeasuring foreign currency transactions into the appropriate functional currency, are included in other income and expenses, net in the Company’s Consolidated Statements of Operations. The translation of foreign currency financial statements into U.S. Dollars is included in other comprehensive income, which is a separate component of stockholders’ equity. Net foreign exchange losses, included in other income and expenses, were $31,370 and $11,606 for the years ended April 30, 2005 and 2004, respectively.

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

Stock Based Compensation

During the fiscal year ended April 30, 2004, we elected a timely transition to “fair market value” based accounting for stock options in accordance with “Statement of Accounting Standard 148.” As a result, we currently recognize the fair market value of all options awarded to officers, elected directors and employees as compensation expense in the accompanying financial statements.

Segment Reporting

We monitor our operations on a consolidated basis and we have only one operating segment, manufacturing of chocolate products

HOUSE OF BRUSSELS CHOCOLATES INC. Notes to the Unaudited Consolidated Financial Statements

1.	Nature of Operations and Summary of Significant Accounting Policies, continued

Reclassifications

Depreciation and amortization of manufacturing assets, previously presented as a separate line item in selling, general and administrative expenses during the three month period ended July 31, 2004, has been reclassified into cost of sales. Similarly, interest income, interest expense and foreign currency transaction adjustments, previously presented in selling, general and administrative expenses have been reclassified to other income and expenses. The impact of these reclassifications is as follows:

THREE MONTHS ENDED JULY 31, 2004

Increase in cost of sales	$29,116

(Decrease) increase in selling, general and administrative expenses	(38,960)

Increase (decrease) in other income and expenses	$(9,844)

2.	Significant Events

In May 2004, we executed an agreement with Walgreens for the sale of private label chocolates using our “Truffelinos” and “Truffelinos Lite” trademarks. As part of the agreement, Walgreens guaranteed that it would purchase not less than $3,000,000 in product annually for a two (2) year period. As of July 31, 2005 we’ve completed $1,399,000 in sales to Walgreens. Management believes sales during its second annual period will exceed $3,000,000 and will result in compliance with the minimum purchase requirement for the contract term as a whole. During December 2004, we entered into an exclusive three (3) year agreement with Schokinag Chocolate North America Inc. to provide manufacturing, co-packing, marketing and distribution services with respect to its line of gourmet drinking chocolates. We began shipping product under this agreement during August 2005. Large customers such as Walgreens, Laura Secord, Nordstrom, Whole Foods and Costco now represent a significant portion of our sales. We continue to focus our marketing efforts at large companies with the objective of reducing our selling expenses as a percentage of our revenues. This strategy, however, makes us more dependent on a few, large customers.

In July 2004, we acquired the operations of DeBas Chocolate Inc. located in Fresno, California. We undertook the acquisition of DeBas to expand our manufacturing capacity, increase revenues, enhance product lines and add a variety of highly recognizable gourmet trademarks to our family of offerings. As part of the transaction, we acquired a manufacturing and production facility. In the DeBas transaction, we acquired all of the outstanding shares of DeBas from Guy Debbas, its sole shareholder. We agreed to a purchase price of $1,130,000 payable $200,000 in cash and 324,042 shares of our restricted common stock valued at $930,000. Of the purchase price tendered, 226,481 shares of our common stock were held in escrow awaiting distribution to either Mr. Debbas or cancellation by the Company. During July 2005, Mr. Debbas achieved a $3,000,000 minimum revenue guarantee undertaken as part of the purchase agreement. As a result, $98,000, payable in 34,146 of the shares previously held in escrow, becomes distributable to Mr. Debbas. Accordingly, we have increased the goodwill recognized on our purchase of DeBas by this amount. Our goodwill allocation however, remains subject to revision based upon final payment of liabilities absorbed in the purchase.

During the period from November 2004 through February 2005, we vacated a 32,000 square foot plant near downtown Vancouver and moved to approximately 80,000 square feet of modern office, manufacturing and inventory warehouse space located in an industrial community in Delta, British Columbia. Though previous capacity was adequate to meet historic needs, our prior facilities did not provide the opportunity to reengineer work flows or allow the most effective layout of our manufacturing equipment. Our new facilities substantially increase our capacity. We believe the layout of these facilities more exactly meets our needs and will result in cost savings arising from efficiencies in workflow, maintenance and inventory management. In addition, in the December 1, 2004 we closed our manufacturing facilities at 2065 Oakdale Avenue, San Francisco, California. The shutdown of this operating location was undertaken to reduce manufacturing costs and consolidate domestic west coast operations at our production facilities in Fresno, California. The inventories and manufacturing assets previously located at the San Francisco plant were reallocated to support operations at both our Fresno and Delta, British Columbia locations.

HOUSE OF BRUSSELS CHOCOLATES INC. Notes to the Unaudited Consolidated Financial Statements

3.	Liquidity

During the years ended April 30, 2005 and 2004, we have experienced negative operating results that we are taking actions to address. During 2005 and 2004, our net losses were $4,040,598 and $2,174,257, respectively and cash used in operations was $4,461,562 and $2,174,257, respectively. We have financed our operations using cash generated from operations, sales of our common stock, the exercise of share purchase warrants, vendor credit and debt financing.

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

To address our cash needs on March 29, 2005, we executed a convertible debt facility with Laurus Master Fund, Ltd. granting us access to borrow up to $6,000,000. This financing consists of a $3,500,000 secured term loan (the “Term Note”) and a $2,500,000 secured revolving note (the “Revolving Note”). The Revolving Note is effectuated through a $1,000,000 convertible minimum borrowing note and provides for advances up to 90% of eligible accounts receivable. To the extent we repay the amount outstanding under the Revolving Note and/or Laurus converts amounts due under the Revolving Note into Common Stock, we may re-borrow or make additional borrowings, provided that the aggregate amount outstanding may not exceed our eligible accounts receivable. At closing, we borrowed a total of $4,500,000 consisting of $3,500,000 million under the Term Note and $1,000,000 million under the Revolving Note. At July 31, 2005, $1,042,000 remained available for borrowing under the Revolving Note. Borrowings under the Laurus debt facility are secured by all of our assets.

On June 28, 2005, we also entered into two convertible promissory notes totaling $300,000 with our chief executive officer and a greater than 10% shareholder. The proceeds of the notes provided extra working capital for use during the onset of our busy season. The amount of this indebtedness was matched by an additional $300,000 in over advances under our Revolving Note with Laurus.

4	Income Taxes

The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss for the three months ended July 30, 2005 and 2004 is due primarily to an increase in the valuation allowance offset against deferred tax assets. The valuation allowance increased with increased net operating losses because the Company is unable to demonstrate the benefit from utilization of net operating loss carryforwards is more likely than not.

At July 31, 2005, for United States federal income tax and alternative minimum tax reporting purposes, the Company has approximately $12,200,000 of unused net operating losses available for carryforward to future years. The benefit from carryforward of such net operating losses will expire in various years through 2025. The benefit from utilization of net operating loss carryforwards could be subject to limitations if significant future ownership changes occur in the Company. The Company believes that a significant portion of its unused net operating loss carryforwards will never be utilized due to expiration or limitations on use due to ownership changes.

5.	Stockholders’ Equity

The Company issued a total of 19,231 shares of common stock during the three month period ended July 31, 2005. During the same period, 60,000 share purchase warrants were issued, no warrants expired and no warrants were exercised. Shares and warrants were granted in connection with the issuance of convertible debt and to consultants for stock-based compensation. The fair value of each warrant was estimated on the date of grant using the Black-Scholes option-pricing model and the resulting equity value or expense has been included in the accompanying financial statements.

HOUSE OF BRUSSELS CHOCOLATES INC. Notes to the Unaudited Consolidated Financial Statements

6	Related Party Transactions

Grant Petersen Loan

On June 28, 2005, Grant Petersen, our Chief Executive Officer, President and Director, entered into a convertible promissory note with us in the principal amount of $50,000. The note bears interest at the Wall Street Journal prime rate plus 2%. At the noteholder’s option, amounts due under this note may be converted to shares of our common stock at a price of $.90 per share. The principal amount of the note is due and payable in two equal monthly installments of principal and interest, with the first monthly installment due within thirty days after the date on which (a) the amount of outstanding loans (as defined in the Security Agreement between the Company and Laurus first becomes equal to or less than the “Formula Amount” as set forth in the Security Agreement and (b) no event of default has occurred and is continuing under any obligations owed to Laurus.

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

On June 28, 2005, Mr. Siemens entered into a convertible promissory note with us in the principal amount of $250,000. The note bears interest at the Wall Street Journal prime rate plus 2%. At the noteholder’s option, amounts due under this note may be converted to shares of our common stock at a price of $.90 per share. The principal amount of the note is due and payable in two equal monthly installments of principal and interest, with the first monthly installment due within thirty days after the date on which (a) the amount of outstanding loans (as defined in the Security Agreement between the Company and Laurus first becomes equal to or less than the “Formula Amount” as set forth in the Security Agreement and (b) no event of default has occurred and is continuing under any obligations owed to Laurus.

Theodore Labella

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

HOUSE OF BRUSSELS CHOCOLATES INC. Notes to the Unaudited Consolidated Financial Statements

6.	Related Party Transactions, continued

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

7.	Cash Flow Information

Non-Cash Investing and Financing Activities

During the three months ended July 31, 2004, we acquired DeBas Chocolate Inc. in a transaction that involved cash payments of $200,000, the issuance of shares of our restricted common stock and the absorption of debt and liabilities.

HOUSE OF BRUSSELS CHOCOLATES INC. FORM 10-QSB For the Quarter Ended July 31, 2005

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company’s unaudited consolidated financial statements and related notes included elsewhere in this report and our Form 10-KSB for the year ended April 30, 2005 filed with Securities Exchange Commission on August 2, 2005.

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

OVERVIEW

House of Brussels Chocolates Inc. (“We”, the “Company” or “House of Brussels”) owns and operates Brussels Chocolates Ltd., House of Brussels Chocolates (USA), Ltd. (“HOBC USA”) and DeBas Chocolate Inc. (DeBas) (collectively referred to as “Brussels Chocolates”). We are an established manufacturer of gourmet chocolate products with plants in Delta, B.C., Canada, and Fresno, California. For more than 20 years we’ve offered a full line of quality chocolates, made from high-grade ingredients. Our chocolate products have a long history of customer acceptance and are manufactured to strict standards.

We specialize in manufacturing chocolate products for “private label” resale and we target customers with the capacity to make annual purchases of $1 million to $20 million. We believe our expertise in formulating custom chocolate offerings and providing turnkey packaging solutions sets us apart. In early 2002, we primarily marketed our products directly to consumers through 13 high-end retail outlets. Based on our assessment of market potential and costs, we redirected our efforts to pursue private label and wholesale distribution customers exclusively. Our clients represent a diverse group of retailers and wholesalers.

Effective March 29, 2005, we entered into a $6,000,000 convertible financing facility with Laurus Master Fund, Ltd. (“Laurus" and the “Credit Facility”). The Credit Facility consists of (i) a $3,500,000 Secured Convertible Note (the “Secured Note”), (ii) a Secured Convertible Minimum Borrowing Note (the “Minimum Borrowing Note”) and (iii) and a $2,500,000 Secured Revolving Note (the “Secured Revolving Note”) (the Secured Note, Minimum Borrowing Note and Secured Revolving Note are collectively referred to herein as the “Notes”). The Notes are secured by a security interest in substantially all of the assets and intellectual property of the Company and its subsidiaries. The Secured Note matures three (3) years from the date of issuance, and is convertible into common stock of the Company, under certain conditions, at a price of $0.88 (the “Fixed Conversion Price”). The Secured Note has an interest rate equal to the Wall Street Journal prime rate plus 2%, reducible to as low as zero if the Company’s share price rises in accordance with certain benchmarks. Under the terms of the Secured Note, the Company began making monthly payments of $109,375.00, plus accrued and unpaid interest beginning August 1, 2005. Under certain conditions set forth in the Secured Note, Laurus will be required to convert into shares of common stock all or a portion of their monthly payment. In the event that all or a portion of the monthly payment is paid in cash, then the Company must pay Laurus 102% of such amount.

HOUSE OF BRUSSELS CHOCOLATES INC. FORM 10-QSB For the Quarter Ended July 31, 2005

In connection with this financing, the Company has issued Laurus a common stock purchase warrants to purchase up to 1,560,000 shares of its common stock at a price of $1.20 per share (the "Warrants"). The Warrants are exercisable until seven (7) years from the date of issuance. Pursuant to the terms of the Credit Facility, the Company paid a closing payment of 3.6% of the total amount available under the facility to Laurus which represents a fee of 1.2% per year.

In May 2004, we executed an agreement with Walgreens for the sale of private label chocolates using our “Truffelinos” and “Truffelinos Lite” trademarks. As part of the agreement, Walgreens guaranteed that it would purchase not less than $3,000,000 in product annually for a two (2) year period. As of September 1, 2005, we’ve completed $1,428,000 in sales to Walgreens and have purchase orders in hand for an additional $959,000 in revenues under the terms of the agreement. Management believes sales during its second annual period will exceed $3,000,000 and will result in compliance with the minimum purchase requirement for the contract as a whole. During December 2004, we entered into an exclusive three (3) year agreement with Schokinag Chocolate North America Inc. to provide manufacturing, co-packing, marketing and distribution services with respect to its line of gourmet drinking chocolates. We began shipping product under this agreement during August 2005. Large customers such as Walgreens, Laura Secord, Nordstrom, Whole Foods and Costco now represent a significant portion of our sales. We continue to focus our marketing efforts at large companies with the objective of reducing our selling expenses as a percentage of our revenues. This strategy, however, makes us more dependent on a few, large customers.

In July 2004, we acquired the operations of DeBas Chocolate Inc. located in Fresno, California. We undertook the acquisition of DeBas to expand our manufacturing capacity, increase revenues, enhance product lines and add a variety of highly recognizable gourmet trademarks to our family of offerings. As part of the transaction, we acquired a manufacturing and production facility. In the DeBas transaction, we acquired all of the outstanding shares of DeBas from Guy Debbas, its sole shareholder. We agreed to a purchase price of $1,130,000 payable $200,000 in cash and 324,042 shares of our restricted common stock valued at $930,000. Of the purchase price tendered, 226,481 shares of our common stock were held in escrow awaiting distribution to either Mr. Debbas or cancellation by the Company. During July 2005, Mr. Debbas achieved a $3,000,000 minimum revenue guarantee undertaken as part of the purchase agreement. As a result, $98,000, payable in 34,146 of the shares previously held in escrow, becomes distributable to Mr. Debbas. Our goodwill allocation remains subject to revision based upon final payment of liabilities absorbed in the purchase.

During the period from November 2004 through February 2005, we vacated a 32,000 square foot plant near downtown Vancouver and moved to approximately 80,000 square feet of modern office, manufacturing and inventory warehouse space located in an industrial community in Delta, British Columbia. Though previous capacity was adequate to meet historic needs, our prior facilities did not provide the opportunity to reengineer work flows or allow the most effective layout of our manufacturing equipment. Our new facilities substantially increase our capacity. We believe the layout of these facilities more exactly meets our needs and will result in cost savings arising from efficiencies in workflow, maintenance and inventory management. In addition, on December 1, 2004 we closed our manufacturing facilities at 2065 Oakdale Avenue, San Francisco, California. The shutdown of this operating location was undertaken to reduce manufacturing costs and consolidate domestic west coast operations at our production facilities in Fresno, California. The inventories and manufacturing assets previously located at the San Francisco plant were reallocated to support operations at both our Fresno and Delta, British Columbia locations.

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

HOUSE OF BRUSSELS CHOCOLATES INC. FORM 10-QSB For the Quarter Ended July 31, 2005

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

Revenue Recognition — The Company records sales when all of the following criteria have been met: a valid customer order with a fixed price has been received; the product has been shipped within the required lead time; there is no further significant obligation to assist in the resale of the product; and collectibility is reasonably assured. Net sales include revenue from the sale of finished goods, net of allowances for trade promotions, consumer coupon programs and other sales incentives, and allowances and discounts associated with aged or potentially unsaleable products. Trade promotions and sales incentives primarily include reduced price features, merchandising displays, sales growth incentives, new item allowances and cooperative advertising

Inventories — The Company’s inventories are stated at the lower of cost or market value and are reduced by an allowance for slow-moving, excess, discontinued and shelf-life expired inventories. Our estimate for such allowance is based on our review of inventories on hand compared to estimated future usage and demand for our products. Such review encompasses not only potentially perishable inventories but also specialty packaging, much of it specific to certain private labels and holiday seasons. If actual future usage and demand for our products are less favourable than those projected by our review, inventory write-downs may be required. We closely monitor our inventory, both perishable and non-perishable, and related shelf and product lives. At July 31, 2005 and April 30, 2005 our inventories were adjusted to recognize the impact of all write-downs and obsolescence. As such, we have no reserves against inventories at those dates.

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

HOUSE OF BRUSSELS CHOCOLATES INC. FORM 10-QSB For the Quarter Ended July 31, 2005

RESULTS OF OPERATIONS

Revenues

Our sales revenues for the three months ended July 31, 2005 increased $167,000 or 22% when compared to revenues generated during the same period last year. Sales for the three month periods ended July 31, 2005 and 2004 were $965,000 and $797,000, respectively. During the prior fiscal year, we began to generate revenues related to newly targeted private label customers. As such, revenues for the three month period ended July 31, 2004 included approximately $437,000 in sales generated by two such customers. The expansion in our sales revenues during the three month period ended July 31, 2005, can be attributed to the maintenance and a moderate growth in “pre-busy season” sales from our newly established customer focus.

Cost of Goods Sold

Cost of goods sold for the three month periods ended July 31, 2005 and 2004 were $1,309,000 and $675,000, respectively. When compared to the same period during the prior fiscal year, costs of goods sold for the three month period ended July 31, 2005 increased $634,000 or 94%. For the fiscal quarter ended July 31, 2005, our costs of goods sold exceeded the revenues we generated by $344,000. As a result, our gross margin percentage when compared to the three month period ended July 31, 2004 fell 50% from a positive gross margin of 14% to a negative margin of 36%.

In addition to lower margins resulting from seasonally slow sales, our gross margin was negatively impacted by costs we incurred in non-productive labor associated with the expansion of crews required to support busy season demand. Included within those costs were time and expense incurred in the training of personnel associated with the development and roll-out of our new nutritional and energy bar product lines. In addition, during this period we’ve successfully installed and established production facilities related to our drinking chocolate line. We also incurred waste, non-productive labor and excess idle-time associated with equipment set-up and downtime, initial runs of new product formulations and packaging.

Selling, General and Administrative expenses

Selling expenses for the three month periods ended July 31, 2005 and 2004 were $281,000 and $297,000 respectively. When compared to the same period in the prior year, current fiscal quarter selling expense declined by 5% or $16,000. For the three month period ended July 31, 2005, we continued to invest sales resources in approximately the same categories as in the same period during the prior year. Approximately 50% of our expenditures supported sales compensation and brokerage fees, while the majority of our residual expense supported promotion, advertising, travel and attendance at meetings and trade shows.

General and administrative expenses for the three month periods ended July 31, 2005 and 2004 were $479,000 and $437,000, respectively. General and administrative expenses for the current fiscal quarter increased by $42,000 or 10% over the general and administrative expense reported for the three month period ending July 31, 2004. During our prior fiscal year however, the amounts we incurred for general and administrative expenses rose sharply in nearly all categories as a result of our growth and expansion. Most significantly, during the three month periods ended July 31, 2005 and 2004, we spent $272,000 or 57% and $295,000 or 67% respectively, of our general and administrative expense on salaries, benefits, consulting, and directors’ fees.

The Company is currently focused on ways in which it can significantly reduce the amounts it incurs in selling, general and administrative expenses.

HOUSE OF BRUSSELS CHOCOLATES INC. FORM 10-QSB For the Quarter Ended July 31, 2005

Interest Expense and Costs of Financing

During the three months ended July 31, 2005 we incurred $464,000 in interest expense and costs of financing. None of the indebtedness giving rise to these expenses existed during the three month period ended July 31, 2004. Accordingly, nearly the entire amount represents an increase over the same period last year. Of the amount incurred, $76,000 relates to the recognition of beneficial conversion features granted in connection with convertible debt undertaken with related parties. Significantly all of the remaining expense relates to amounts incurred in connection with our indebtedness with Laurus. Of that amount, approximately, $94,000 represents interest paid in cash and $294,000 relates to the non-cash amortization of loan costs and discounts.

Net Loss

Our net loss for the three month period was $1,577,000. This loss reflects the impact of our negative gross margin and of increased selling, general & administrative expense resulting from our ongoing investment to support our expansion. Also included in this loss is approximately $370,000 in non-cash cost related to the recognition of the value of beneficial conversion features and the amortization of discounts associated with our indebtedness.

FINANCIAL CONDITION

At July 31, 2005, our total assets were $8,916,000. During the three month period ended July 31, 2005 our receivables increased by $215,000 or 33%, our inventories increased by $394,000 or 19%, and our accounts payable increased by $474,000 or 32%. Increases in receivables and inventories relate to the onset of demand for our upcoming busy season. Increases in accounts payable relate to purchasing to support busy season production, and an increased aging in certain of our accounts. Our current ratio (the ratio of current assets to current liabilities), is .96 at July 31, 2005 which represents a decline from 1.18 at April 30, 2005. In the event we are unable to increase our gross margins, reduce our costs and/or generate sufficient additional revenues to offset our increased costs, which include significantly increased non-cash finance related expense, we may continue to sustain losses which would have a negative impact on our financial condition.

LIQUIDITY AND CAPITAL RESOURCES

During the three month period ended July 31, 2005 we incurred net losses of $1,577,000. During that period, our operations were financed using cash generated from operations, vendor credit and debt financing. Costs associated with our expanded production facilities, asset purchases, enhancement of personnel, and the buildup of our inventories and accounts receivable contributed heavily to the cash required by our operations during this period. In total, for the three months ended July 31, 2005, our investing activities consumed $199,000, and our operations consumed $1,312,000 in excess of amounts generated by product sales. This shortfall has been offset by $726,000 obtained by our financing activities and a net use of cash resources of $822,000. The net amount of our financing activity includes draws on the Laurus Credit Facility of $458,000. We also obtained a total of $300,000 in short-term loans from our Chief Executive Officer and a greater than ten percent shareholder.

Sales of chocolate products have a strong seasonal element. The majority of our customer sales occur in our second and third fiscal quarters. We have taken steps to reduce the seasonality of our sales by focusing on larger customers who can purchase our products for resale year round. During the three month period ended July 31, 2005, we have successfully completed the first stage of our roll-out of our nutritional and energy bar lines. These lines include the “365” brand of nutritional bars for resale under private label agreement with Whole Foods, and our in-house “24/7” brand of nutritional bars to be distributed through a variety of resellers including Costco. Regardless, we believe the seasonal element inherent in our industry will continue to make revenues substantially higher preceding certain holiday periods. These seasonal patterns cause our quarterly operating results and working capital requirements to fluctuate. They also make it much more difficult for us to operate profitably during the first and last quarters of the fiscal year. As a result of such seasonality, financial results for a particular quarter may not be indicative of results for the entire year.

HOUSE OF BRUSSELS CHOCOLATES INC. FORM 10-QSB For the Quarter Ended July 31, 2005

On March 29, 2005, we executed a convertible debt facility with Laurus Master Fund, Ltd. granting us access to borrow up to $6,000,000. This financing consists of a $3,500,000 secured term loan (the “Term Note”) and a $2,500,000 secured revolving note (the “Revolving Note”). The Revolving Note is effectuated through a $1,000,000 convertible minimum borrowing note and provides for advances up to 90% of eligible accounts receivable. To the extent we repay the amount outstanding under the Revolving Note and/or Laurus converts amounts due under the Revolving Note into Common Stock, we may reborrow or make additional borrowings, provided that the aggregate amount outstanding may not exceed our eligible accounts receivable criteria. As of September 14, 2005, we had a balance outstanding of $2,304,000 on the $2,500,000 Laurus Revolving Note. Under the terms of a current overadvance waiver with Laurus, we have been permitted to borrow $933,000 in excess of eligible receivables through September 30, 2005. Upon expiration of that waiver, our borrowing capacity under the Revolving Note must be fully supported by an eligible receivables base. In the event our eligible receivables base is insufficient, and the waiver date cannot be extended, we may be subject to substantial additional interest on the remaining overadvance. Further, additional draws under the Revolving Note will be unavailable until eligible receivable collections and invoicing create an eligible receivables base that supports the entire balance outstanding.

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

The Notes bear annual interest at the prime rate (as reported in the Wall Street Journal) plus 2% subject to a floor of six percent, and mature in three years. The interest rate on the Notes will be decreased by 2.0% for every 25% increase in the market value of our common stock above the Fixed Conversion Price up to a minimum of 0.0%. Monthly interest payments on the Notes began April 1, 2005. Monthly amortizing payments of principal on the Term Note, equal to $109,375, are payable on the first day of each month commencing August 1, 2005. The final principal amortization payment on the Term Note is due March 1, 2008. Under the Term Note if monthly payments of interest and principal are made in cash rather than converted to shares of our common stock, we will pay Laurus 102% of the then monthly amount due. Prepayments under the Term Note are subject to a premium in the amount of 20% of the principal being prepaid. The Revolving Note terminates, and borrowings there under become due March 29, 2008. During August 2006, we filed an effective registration statement covering the common stock underlying the conversion feature of the Notes and the Warrants issued in connection with the Notes.

On June 28, 2005, we also entered into two convertible promissory notes totaling $300,000 with our chief executive officer and a greater than 10% shareholder. The proceeds of the notes provided extra working capital for use during the onset of our busy season. The amount of this indebtedness was matched by an additional $300,000 in over advances under our Revolving Note with Laurus. In connection with the overadvance, we issued Laurus a warrant to purchase 60,000 shares of our common stock exercisable at $1.20 per share.

HOUSE OF BRUSSELS CHOCOLATES INC. FORM 10-QSB For the Quarter Ended July 31, 2005

With the onset of our busy season, cash required for on-going operations has increased significantly. Our need for raw materials and our investment in inventories, manpower and equipment has become sharply higher. We expect those needs to expand even further over the next three to four months. In addition during the three month period ended July 31, 2005, our gross margins declined. As such, without an increase in revenues, positive growth in our gross margins and reductions in costs, we will require additional equity investment or financing.

As a result of historic busy season expectations, expansion in sales of our current products and the launch of our nutritional bar and drinking chocolate lines, the Company believes that it will increase its revenues and margins during the upcoming quarters. In addition, the Company expects its efforts at cost reduction will successfully reduce its overhead. If, however, we are unable to generate operating profits we will require additional financing to pay costs associated with our core business. In that instance, the Company will seek equity investment or financing from its existing relationships.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements during the fiscal quarter ended July 31, 2005.

ITEM 3.	CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2005, that being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Grant Petersen and Chief Financial Officer, Robert Wesolek. Based upon that evaluation, these management executives concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal quarter ended July 31, 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

HOUSE OF BRUSSELS CHOCOLATES INC. FORM 10-QSB For the Quarter Ended July 31, 2005

PART II--OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During our quarter ended July 31, 2005, we completed the following transactions in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the "Act") as provided in Section 4(2) thereof. All certificates issued in connection with these transactions were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act. None of the transactions involved a public offering, underwriting discounts or sales commissions. We believe that each person was a “qualified” investor within the meaning of the Act and had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risks of our securities. Each person was knowledgeable about our operations and financial condition.

1.
On June 28, 2005, Grant Petersen, our current Chief Executive Officer, President and Director, entered into a convertible promissory note with the Company in the principal amount of $50,000. The note bears interest at the Wall Street Journal prime rate plus 2%. At the noteholder’s option, amounts due under this note may be converted to shares of our common stock at a price of $.90 per share. The principal amount of the note is due and payable in two equal monthly installments of principal and interest, with the first monthly installment due within thirty days after the date on which (a) the amount of outstanding loans (as defined in the Security Agreement between the Company and Laurus first becomes equal to or less than the “Formula Amount” as set forth in the Security Agreement and (b) no event of default has occurred and is continuing under any obligations owed to Laurus

2.
On June 28, 2005, Richard Siemens, a greater than 10% shareholder, entered into a convertible promissory note with the Company in the principal amount of $250,000. The note bears interest at the Wall Street Journal prime rate plus 2%. At the noteholder’s option, amounts due under this note may be converted to shares of our common stock at a price of $.90 per share. The principal amount of the note is due and payable in two equal monthly installments of principal and interest, with the first monthly installment due within thirty days after the date on which (a) the amount of outstanding loans (as defined in the Security Agreement between the Company and Laurus first becomes equal to or less than the “Formula Amount” as set forth in the Security Agreement and (b) no event of default has occurred and is continuing under any obligations owed to Laurus.

3.
On July 11, 2005 we issued 60,000 warrants to Laurus in connection with their extension of an additional $300,000 overadvance on the Laurus Credit Facility. The warrants give Laurus the right to purchase 60,000 shares of our common stock at a price of $1.20 per share and expire seven years from the date of issuance.

HOUSE OF BRUSSELS CHOCOLATES INC. FORM 10-QSB For the Quarter Ended July 31, 2005

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit
10.1	Convertible Note with Richard Siemens(1)
10.2	Convertible Note with Grant Petersen(1)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form SB-2/A registration statement filed on July 29, 2005.

HOUSE OF BRUSSELS CHOCOLATES INC. FORM 10-QSB For the Quarter Ended July 31, 2005

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOUSE OF BRUSSELS CHOCOLATES INC.

Date:	September 19, 2005

By:	s/s Grant Petersen
Grant Petersen
Chief Executive Officer, President and Director