Form 10QSB
period 2005-10-31
HOUSE OF BRUSSELS CHOCOLATES INC
filed 2005-12-15
CIK 1072367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2005

☐	TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 0-29213

HOUSE OF BRUSSELS CHOCOLATES INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	52-2202416
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1658 Fosters Way, Delta, BC, Canada V3M 6S6
(Address of principal executive offices)

(604) 636-1056
(Issuer’s telephone number)

One Riverway, Suite 1700, Houston, Texas, 77056
(Former Address)

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 31,221,714 Shares of $0.001 par value Common Stock outstanding as of December 7, 2005.

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

HOUSE OF BRUSSELS CHOCOLATES INC.

FORM 10-QSB
For The Quarter Ended October 31, 2005

HOUSE OF BRUSSELS CHOCOLATES INC. FORM 10-QSB For the Quarter Ended October 31, 2005

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Consolidated Balance Sheets as of October 31, 2005 (unaudited) and April 30, 2005

Unaudited Consolidated Statements of Operations for the Three and Six Months Ended October 31, 2005 and 2004

Unaudited Consolidated Statement of Changes in Shareholders’ Equity for the Six Months Ended October 31, 2005

Unaudited Consolidated Statements of Cash Flows for the Six Months Ended October 31, 2005 and 2004

Notes to the Consolidated Financial Statements

HOUSE OF BRUSSELS CHOCOLATES INC.

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2005 AND 2004
AND FOR THE THREE MONTH AND SIX MONTH PERIODS THEN ENDED

HOUSE OF BRUSSELS CHOCOLATES INC. Table of Contents

HOUSE OF BRUSSELS CHOCOLATES INC. Consolidated Condensed Balance Sheets as of October 31, 2005 (unaudited) and April 30, 2005

	OCTOBER 31, 2005	APRIL 30, 2005
	(unaudited)
ASSETS
Current assets
Cash	$32,038	972,938
Accounts receivable, net	2,122,741	653,555
Inventory	2,298,233	2,092,325
Prepaid expenses and other	133,466	366,762

Total current assets	4,586,478	4,085,580

Property, plant and equipment, net	3,780,252	3,391,294
Goodwill	1,141,790	1 ,043,790
Other assets	301,269	360,823

Total assets	$9,809,789	$8,881,487

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,925,004	$1,499,635
Accrued liabilities	930,043	743,545
Current maturities of long term debt	1,312,500	984,375
Current portion of capital lease obligations	35,169	35,169
Due to related parties	490,366	185,447

Total current liabilities	5,693,082	3,448,171

Deferred lease payments	141,776	144,944
Capital lease obligations	120,428	67,422
Long-term debt	866,793	193,731

Total liabilities	6,822,079	3,854,268

Commitments and contingencies

Shareholders’ equity:
Preferred stock - $0.001 par value, 4,000,000 shares authorized, none outstanding

Common stock - $0.001 par value, 60,000,000 shares authorized, 31,221,714 and 31,182,597 shares issued and outstanding at October 31, 2005 and April 30, 2005, respectively	31,222	31,183
Additional paid-in capital	19,775,715	18,709,155
Accumulated other comprehensive income	667,423	436,571
Accumulated deficit	(17,486,650)	(14,149,690)
Total shareholders’ equity	2,987,710	5,027,219
Total liabilities and shareholders’ equity	$9,809,789	$8,881,487

The accompanying notes are an integral part of these unaudited consolidated financial statements

HOUSE OF BRUSSELS CHOCOLATES INC. Unaudited Consolidated Statements of Operations for the Three months and Six Months Ended October 31, 2005 and 2004

	THREE MONTHS ENDED OCTOBER 31,		SIX MONTHS ENDED OCTOBER 31,
	2005	2004	2005	2004

Sales	$3,149,537	$4,171,563	$4,140,199	$4,917,210
Cost of sales	3,245,806	3,228,806	4,592,782	3,861,025

Gross margin	(96,269)	942,757	(452,583)	1,056,185

Selling, general and administrative expenses	999,760	1,114,173	1,778,488	1,851,598

Loss from operations	(1,096,029)	(171,416)	(2,,231,071)	(795,413)

Other expenses:
Interest expense and costs of financing	625,913	98,984	1,088,105	100,880
Foreign transaction losses	9,418	26,687	17,784	34,636
Total other expenses	635,331	125,671	1,105,889	135,516

Net loss	$(1,731,360)	$(297,087)	$(3,336,960)	$(930,929)

Weighted-average number of common shares outstanding	31,221,073	30,454,728	31,202,355	29,048,853

Basic and diluted loss per share	$(0.06)	$(0.01)	$(0.11)	$(0.03)

The accompanying notes are an integral part of these unaudited consolidated financial statements

HOUSE OF BRUSSELS CHOCOLATES INC. Unaudited Consolidated Statement of Shareholders' Equity for the Six months Ended October 31, 2005

	COMMON STOCK		ADDITIONAL PAID IN	ACCUMULATED	ACCUMULATED OTHER COMPREHENSIVE	SHAREHOLDERS'
	SHARES	AMOUNT	CAPITAL	DEFICIT	INCOME	EQUITY

Balance April 30, 2005	31,182,597	$31,183	$18,709,155	$(14,149,690)	$436,571	$5,027,219

Net loss				(3,336,960)		(3,336,960)
Foreign currency translation					230,852	230,852
Comprehensive income						(3,106,108)

Stock-based compensation for services	39,117	39	34,960			34,999

Options issued under the 2004 stock option plan			22,400			22,400

Beneficial conversion feature granted in association with convertible debt			878,703			878,703

Warrants issued in connection with convertible debt			32,497			32,497

Escrow released from reserve in connection with acquisition of DeBas Chocolates, Inc.			98,000			98,000

Balance October 31, 2005	31,221,714	$31,222	$19,775,715	$(17,486,650)	$667,423	$2,987,710

The accompanying notes are an integral part of these unaudited consolidated financial statements

HOUSE OF BRUSSELS CHOCOLATES INC. Unaudited Consolidated Condensed Statement of Cash Flows for the Six months Ended October 31, 2005 and 2004

	SIX MONTHS ENDED OCTOBER 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,336,960)	$(930,929)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	193,606	125.352
Provision for bad debts	88,962	-
Compensatory common stock, stock options and warrants	57,399	298,825
Stock issued in settlement of trade payable	-	235,633
Loss on disposal of assets	2,090	-
Amortization of loan costs and beneficial conversion costs	859,296	-
Deferred Rent	3,168	-
Changes in non-cash working capital items
Accounts receivable	(1,438,185)	(2,592,383)
Inventory	(116,564)	(629,048)
Prepaid expenses and other assets	292,064	(61,334)
Accounts payable and accrued liabilities	1,720,241	1,553,076

Net cash used by operating activities	(1,674,883)	(2,000,808)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(519,099)	(852,619)
Purchase of DeBas Chocolate, Inc.	-	(280,000)

Cash flows from investing activities	(519,099)	(1,132,619)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable and long term debt	1,442,158	81,614
Repayment of long-term debt	(328,125)	(99,767)
Proceeds from related party loans	300,000	-
Repayments of related party loans	4,919	(9,656)
Payments of obligations under capital lease	(25,932)	(98,472)
Proceeds from issuance of common stock and exercise of warrants	-	3,176,526

Net cash provided by financing activities	1,393,021	3,050,285

Effect of foreign exchange rate changes on cash	(139,939)	52,628

Increase (decrease) in cash and cash equivalents	(940,900)	(30,514)

Cash and cash equivalents, beginning of the period	972,938	153,438

Cash and cash equivalents, end of the period	$32,038	$122,924

The accompanying notes are an integral part of these unaudited consolidated financial statements

HOUSE OF BRUSSELS CHOCOLATES INC. Notes to the Unaudited Consolidated Financial Statements

1.	Nature of Operations and Summary of Significant Accounting Policies

House of Brussels Chocolates Inc. is a manufacturer of gourmet chocolates and offers its products through four wholly owned subsidiaries; Brussels Chocolates, Ltd. (“Brussels Chocolates”), House of Brussels Chocolates (USA), Ltd. (“HOBC USA”), DeBas Chocolate Inc. (DeBas), and ChocoMed Inc. (“ChocoMed’). House of Brussels Chocolates Inc. and its wholly owned subsidiaries are hereinafter collectively referred to as “We” or the “Company”). The Company has manufacturing plants in Delta, B.C., Canada, and Fresno, California. For more than 20 years our line of quality chocolates have been manufactured to very strict standards. We specialize in manufacturing chocolate products for “private label” resale by major retailers. We are currently targeting customers that management believes have the capacity to make annual purchases of $1 million to $20 million. We formed ChocoMed in February 2004 to investigate the use of chocolate as a carrier for dietary supplements, functional foods and pharmaceutical compounds to treat various medical conditions. We acquired DeBas in July 2004 to increase our ability to produce and market specialty chocolate products.

Following is a summary of our significant accounting policies:

Basis of presentation

The accompanying consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States for interim financial information. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company’s management, the unaudited consolidated financial statements contain all adjustments necessary (consisting of normal recurring adjustments) for a fair presentation of our financial position as of October 31, 2005 and the results of our operations for the three and six month periods then ended. These financial statements should be read in conjunction with the audited financial statements and related notes of the Company included in our Form 10-KSB for the year ended April 30, 2005 filed with Securities Exchange Commission on August 2, 2005.

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

Accounts Receivable

In the normal course of business, the Company extends credit to customers that satisfy its credit criteria. Because we sell the majority of our products to less than 10 customers, our receivable risk is highly concentrated. We believe the customers to whom we sell are credit worthy. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable, assessments of collectibility based on historical trends, and an evaluation of the impact of current and projected economic conditions. The process by which the Company performs its analysis is conducted on a customer by customer basis, and takes into account, among other relevant factors, sales history, outstanding receivables, and customer financial strength,. The Company monitors the collectibility of its accounts receivable on an ongoing basis by assessing the credit worthiness of its customers and evaluating the impact of reasonably likely changes in economic conditions that may impact credit risks. Estimates with regard to the collectibility of accounts receivable are reasonably likely to change in the future.

Revenue Recognition

The Company records sales when all of the following criteria have been met: a valid customer order with a fixed price has been received; the product has been shipped within the required lead time; there is no further significant obligation to assist in the resale of the product; and collectibility is reasonably assured. Net sales include revenue from the sale of finished goods, net of allowances for trade promotions, consumer coupon programs and other sales incentives, and allowances and discounts associated with aged or potentially unsaleable products. Trade promotions and sales incentives primarily include reduced price features, merchandising displays, sales growth incentives, new item allowances and cooperative advertising

HOUSE OF BRUSSELS CHOCOLATES INC. Notes to the Unaudited Consolidated Financial Statements

Nature of Operations and Summary of Significant Accounting Policies, continued

Inventories

The Company’s inventories are stated at the lower of cost or market value and are reduced by an allowance for slow-moving, excess, discontinued and shelf-life expired inventories. Our estimate for such allowance is based on our review of inventories on hand compared to estimated future usage and demand for our products. Such review encompasses not only potentially perishable inventories but also specialty packaging, much of it specific to certain private labels and holiday seasons. If actual future usage and demand for our products are less favourable than those projected by our review, inventory write-downs may be required. We closely monitor our inventory, both perishable and non-perishable, and related shelf and product lives. At October 31, 2005 and April 30, 2005 our inventories were adjusted to recognize the impact of all write-downs and obsolescence. As such, we have no reserves against inventories at those dates.

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

Foreign Currency Translation

Foreign exchange gains and losses, which result from the process of remeasuring foreign currency transactions into the appropriate functional currency, are included in other income and expenses, net in the Company’s Consolidated Statements of Operations. The translation of foreign currency financial statements into U.S. Dollars is included in other comprehensive income, which is a separate component of stockholders’ equity. Net foreign exchange losses, included in other income and expenses, were $31,370 and $11,606 for the years ended April 30, 2005 and 2004, respectively. Net foreign exchange losses, included in other income and expenses, for the three and six month periods ended October 31, 2005 were $ 9,418 and $17,784, respectively.

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

Segment Reporting

We monitor our operations on a consolidated basis and we have only one operating segment, manufacturing of chocolate products.

Reclassifications

Depreciation and amortization of manufacturing assets, previously presented as a separate line item during the three and six month periods ended October 31, 2004, has been reclassified into cost of sales. Similarly, interest income, interest expense and foreign currency transaction adjustments, previously presented in selling, general and administrative expenses have been reclassified to other income and expenses. The impact of these reclassifications is as follows:

HOUSE OF BRUSSELS CHOCOLATES INC. Notes to the Unaudited Consolidated Financial Statements

	THREE MONTHS ENDED OCTOBER 31, 2004	SIX MONTHS ENDED OCTOBER 31, 2004

Increase in cost of sales	$56,634	$85,750
(Decrease) in selling, general and administrative expenses	(101,793)	(95,914)
(Decrease) in depreciation and amortization of manufacturing assets	(80,512)	(125,352)
Increase (decrease) in other income and expenses	125,671	135,516

2.	Significant Events

In May 2004, we executed an agreement with Walgreens for the sale of private label chocolates using our “Truffelinos” and “Truffelinos Lite” trademarks. As part of the agreement, Walgreens guaranteed that it would purchase not less than $3,000,000 in product annually for a two (2) year period. As of October 31, 2005 we’ve completed a total of $2,228,000 in sales to Walgreens under the agreement. Management is uncertain whether purchases from Walgreens will meet the minimum agreed commitment. In the event the minimum commitment is not reached, Management anticipates a settlement or renegotiation of its agreement with Walgreens. During December 2004, we entered into an exclusive three (3) year agreement with Schokinag Chocolate North America Inc. to provide manufacturing, co-packing, marketing and distribution services with respect to its line of gourmet drinking chocolates. We began shipping product under this agreement during August 2005. Large customers such as Walgreens, Laura Secord, Nordstrom, Whole Foods and Costco now represent a significant portion of our sales. We continue to focus our marketing efforts at large companies with the objective of reducing our selling expenses as a percentage of our revenues. This strategy, however, makes us more dependent on a few, large customers.

In July 2004, we acquired the operations of DeBas Chocolate Inc. located in Fresno, California. We undertook the acquisition of DeBas to expand our manufacturing capacity, increase revenues, enhance product lines and add a variety of highly recognizable gourmet trademarks to our family of offerings. In the DeBas transaction, we acquired all of the outstanding shares of DeBas from Guy Debbas, its sole shareholder. Of the purchase price tendered, 226,481 shares of our common stock were held in escrow awaiting distribution to either Mr. Debbas or cancellation by the Company. During July 2005, Mr. Debbas achieved a $3,000,000 minimum revenue guarantee undertaken as part of the purchase agreement. As a result, $98,000, payable in 34,146 of the shares previously held in escrow, has been recorded as an increase to the goodwill recognized on our purchase of DeBas. On October 7, 2005, Guy Debbas was terminated from his position as the Company’s Chief Operating Officer. The final distribution of shares associated with the purchase of DeBas awaits measurement and settlement of certain liabilities.

During the period from November 2004 through February 2005, we vacated a 32,000 square foot plant near downtown Vancouver and moved to approximately 80,000 square feet of modern office, manufacturing and inventory warehouse space located in an industrial community in Delta, British Columbia. Though previous capacity was adequate to meet historic needs, our prior facilities did not provide the opportunity to reengineer work flows or allow the most effective layout of our manufacturing equipment. Our new facilities substantially increase our capacity. We believe the layout of these facilities supports our continued expansion. In addition, on December 1, 2004 we closed our manufacturing facilities at 2065 Oakdale Avenue, San Francisco, California. The shutdown of this operating location was undertaken to reduce manufacturing costs and consolidate domestic west coast operations at our production facilities in Fresno, California. The inventories and manufacturing assets previously located at the San Francisco plant were reallocated to support operations at both our Fresno and Delta, British Columbia locations.

3.	Liquidity

We experienced a net loss of $4,040,598 for the fiscal year ended April 30, 2005 and we have continued to generate losses during the three and six month periods ended October 31, 2005. We are currently taking action to address those losses. Cash used in operations during the six month period ended October 31, 2005 was $1,674,882. We have financed our operations using cash generated from operations, sales of our common stock, the exercise of share purchase warrants, vendor credit and debt financing.

Cash required for on-going operations has increased significantly. Our need for raw materials and our investment in inventories has become sharply higher during our busy season and we expect those needs to continue over the near term. Though we seek customers with non-seasonal demand, our products sales still reflect a strong element of holiday purchasing. As a result, we face significant cash needs during the periods in which we generate the least revenue. Further, our acquisition of DeBas resulted in the use of cash and the absorption of additional liabilities.

HOUSE OF BRUSSELS CHOCOLATES INC. Notes to the Unaudited Consolidated Financial Statements

On March 29, 2005, we executed a convertible debt facility with Laurus Master Fund, Ltd. granting us access to borrow up to $6,000,000. This financing consists of a $3,500,000 secured term loan (the “Term Note”) and a $2,500,000 secured revolving note (the “Revolving Note”). The Revolving Note is effectuated through a $1,000,000 convertible minimum borrowing note and provides for advances up to 90% of eligible accounts receivable. To the extent we repay the amount outstanding under the Revolving Note and/or Laurus converts amounts due under the Revolving Note into Common Stock, we may re-borrow or make additional borrowings, provided that the aggregate amount outstanding may not exceed our eligible accounts receivable. As of October 31, 2005, we had a contractual balance outstanding of approximately $2,304,000 on the $2,500,000 Laurus Revolving Note. Under the terms of a current overadvance waiver with Laurus, we have been permitted to borrow $500,000 in excess of eligible receivables through January 31, 2006. Upon expiration of that waiver, our borrowing capacity under the Revolving Note must be fully supported by an eligible receivables base. In the event our eligible receivables base is insufficient, and the waiver date cannot be extended, we may be subject to substantial additional interest on the remaining overadvance. Further, additional draws under the Revolving Note will be unavailable until eligible receivable collections and invoicing create an eligible receivables base that supports the entire balance outstanding.

On June 28, 2005, we also entered into two convertible promissory notes totaling $300,000 with our chief executive officer and a greater than 10% shareholder. The proceeds of the notes provided extra working capital for use during the onset of our busy season. The amount of this indebtedness was matched by an additional $300,000 in over advances under our Revolving Note with Laurus.

4.	Income Taxes

The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss for the three and six month periods ended October 31, 2005 and 2004 is due primarily to an increase in the valuation allowance offset against deferred tax assets.

At October 31, 2005, for United States federal income tax and alternative minimum tax reporting purposes, the Company has approximately $12,200,000 of unused net operating losses available for carryforward to future years. The benefit from carryforward of such net operating losses will expire in various years through 2025. The benefit from utilization of net operating loss carryforwards could be subject to limitations if significant future ownership changes occur in the Company. The Company believes that a significant portion of its unused net operating loss carryforwards will never be utilized due to expiration or limitations on use due to ownership changes.

5.	Stockholders’ Equity

During the six month period ended October 31, 2005, the Company issued 39,117 shares of its common stock. During the same period, 60,000 stock warrants and 50,000 stock options were issued, 59,716 warrants expired and no warrants were exercised. Shares, options and warrants were granted in connection with the issuance of convertible debt and to a consultant and a member of our Board of Directors for stock-based compensation. The fair value of each warrant was estimated on the date of grant using the Black-Scholes option-pricing model and the resulting equity value or expense has been included in the accompanying financial statements

6.	Related Party Transactions

Grant Petersen Loan

On June 28, 2005, Grant Petersen, our Chief Executive Officer, President and Director, entered into a convertible promissory note with us in the principal amount of $50,000. The note bears interest at the Wall Street Journal prime rate plus 2%. At the noteholder’s option, amounts due under this note may be converted to shares of our common stock at a price of $.90 per share. The principal amount of the note is due and payable in two equal monthly installments of principal and interest, with the first monthly installment due within thirty days after the date on which (a) the amount of outstanding loans (as defined in the Security Agreement between the Company and Laurus first becomes equal to or less than the “Formula Amount” as set forth in the Security Agreement and (b) no event of default has occurred and is continuing under any obligations owed to Laurus. The entire principal and accrued interest amount related to this indebtedness remains outstanding at October 31, 2005.

Richard Siemens

In January 2004, Mr. Siemens, one of our directors and a greater than 10% shareholder, forwarded $99,844 to fund the issuance of certain share purchase warrants. Subsequent to forwarding the funds however, Mr. Siemens elected not to exercise. On September 15, 2004, Mr. Siemens used the amounts then payable to him, including interest, to offset the purchase price of 59,716 investment units. Each investment unit consisted of one share of our common stock at a purchase price of $1.75 and one share purchase warrant entitling the Mr. Siemens to purchase one share of our common stock at a price of $1.85 per share. These warrants expired without exercise on September 7, 2005.

HOUSE OF BRUSSELS CHOCOLATES INC. Notes to the Unaudited Consolidated Financial Statements

Related Party Transactions, continued

On June 28, 2005, Mr. Siemens entered into a convertible promissory note with us in the principal amount of $250,000. The note bears interest at the Wall Street Journal prime rate plus 2%. At the noteholder’s option, amounts due under this note may be converted to shares of our common stock at a price of $.90 per share. The principal amount of the note is due and payable in two equal monthly installments of principal and interest, with the first monthly installment due within thirty days after the date on which (a) the amount of outstanding loans (as defined in the Security Agreement between the Company and Laurus first becomes equal to or less than the “Formula Amount” as set forth in the Security Agreement and (b) no event of default has occurred and is continuing under any obligations owed to Laurus. The entire principal and accrued interest amount related to this indebtedness remains outstanding at October 31, 2005.

Distacom Ventures Advance

During August and September, 2005, Distacom Ventures Inc., a private company controlled by Mr. Richard Siemens, one of our directors and a greater than 10% shareholder advanced a total of $73,914 to the Company to facilitate the purchase of packaging from Asia. $28,475 of the amount advanced was repaid during August 2005. The residual advance of $45,439, which bears a 5% facilitation fee, remains outstanding at October 31, 2005.

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

Directors

During February and March 2004, a total of 1,520,000 share purchase warrants were issued to four (4) members of our Board of Directors, two of which are also officers of the Company. All warrants were issued in exchange for services. Our Chief Financial Officer, Robert Wesolek, received warrants for the purchase of 500,000 shares at an exercise price of $1.65 which expire February 23, 2009. Our Former Chief Operating Officer, John Veltheer, received warrants for the purchase of 500,000 shares of our common stock at an exercise price of $1.85 which expire March 12, 2009. Our Director, Harold Kahn, received warrants for the purchase of 260,000 shares of our common stock at an exercise price of $1.58 which expire March 31, 2009. The residual warrants relate to an on-going Consulting Agreement with Dr. William Donovan, our Chairman of the Board, to provide consulting services regarding the Company's product development. This Agreement is for a period of 24 months and terminates on November 6, 2005. Under the terms of the Agreement, Dr. Donovan received a share purchase warrant for 260,000 shares of our common stock at a warrant exercise price of $1.02 per share. Dr. Donovan received 160,000 shares of common stock upon partial exercise on July 30, 2004 and the remaining balance expired on November 6, 2004. The fair value of each warrant was estimated on the date of grant using the Black-Scholes option-pricing model and the resulting equity value or expense has been included in the accompanying financial statements.

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

HOUSE OF BRUSSELS CHOCOLATES INC. Notes to the Unaudited Consolidated Financial Statements

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

On May 17, 2005, Mr. Corbin Miller, a former director of the Company was granted an option to purchase 50,000 shares of our common stock under the terms of our 2004 Stock option Plan. These options are exercisable at $.91 per share until May 17, 2007.

7.	Cash Flow Information

Non-Cash Investing and Financing Activities

During the six months ended October 31, 2004, we acquired equipment under capital leases of approximately $78,000. The Company also obtained advances under convertible debt agreements and offset beneficial conversion features and warrants totalling $818,763 and 32,497, respectively against the debt.

During the six months ended October 31, 2004, we acquired DeBas Chocolate Inc. in a transaction that involved cash payments of $200,000, the issuance of shares of our restricted common stock and the absorption of debt and liabilities.

Supplemental Cash Flow Information

The Company made cash payments for interest of $184,695 for the six-month period ended October 31, 2005.

The Company made no cash payments for income taxes during the six month periods ended October 31, 2005 or 2004.

HOUSE OF BRUSSELS CHOCOLATES INC. FORM 10-QSB For the Quarter Ended October 31, 2005

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of House of Brussels Chocolates Inc. should be read in conjunction with the our unaudited consolidated financial statements and related notes included elsewhere in this report and our Form 10-KSB for the year ended April 30, 2005 filed with Securities Exchange Commission on August 2, 2005.

FORWARD LOOKING STATEMENTS

The information contained in this Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties, including among other things, statements regarding our capital needs, business strategy and expectations. Any statement which does not contain an historical fact may be deemed to be a forward-looking statement. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating forward looking statements, you should consider various factors, including the risk factors outlined in our latest Form 10-KSB, and, from time to time, in other reports we file with the U.S. Securities and Exchange Commission (“SEC). These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements.

OVERVIEW

House of Brussels Chocolates Inc. owns and operates Brussels Chocolates Ltd. (“Brussels Chocolates”), House of Brussels Chocolates (USA), Ltd. (“HOBC USA”), DeBas Chocolate Inc. (DeBas) and ChocoMed Inc. (“Chocomed”). House of Brussels Chocolates Inc. and its wholly owned subsidiaries are hereinafter collectively referred to as “We”, the “Company” or “House of Brussels”. We are an established manufacturer of gourmet chocolate products with plants in Delta, B.C., Canada, and Fresno, California. For more than 20 years we’ve offered a full line of quality chocolates, made from high-grade ingredients. Our chocolate products have a long history of customer acceptance and are manufactured to strict standards.

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

Effective March 29, 2005, we entered into a $6,000,000 convertible financing facility with Laurus Master Fund, Ltd. (“Laurus" and the “Credit Facility”). The Credit Facility consists of (i) a $3,500,000 Secured Convertible Note (the “Secured Note”), (ii) a Secured Convertible Minimum Borrowing Note (the “Minimum Borrowing Note”) and (iii) and a $2,500,000 Secured Revolving Note (the “Secured Revolving Note”) (the Secured Note, Minimum Borrowing Note and Secured Revolving Note are collectively referred to herein as the “Notes”). The Notes are secured by a security interest in substantially all of the assets and intellectual property of the Company and its subsidiaries. The Secured Note matures three (3) years from the date of issuance, and is convertible into common stock of the Company, under certain conditions, at a price of $0.88 (the “Fixed Conversion Price”). The Secured Note has an interest rate equal to the Wall Street Journal prime rate plus 2%, reducible to as low as zero if the Company’s share price rises in accordance with certain benchmarks. Under the terms of the Secured Note, the Company began making monthly payments of $109,375, plus accrued and unpaid interest beginning August 1, 2005. Under certain conditions set forth in the Secured Note, Laurus will be required to convert into shares of common stock all or a portion of their monthly payment. In the event that all or a portion of the monthly payment is paid in cash, then the Company must pay Laurus 102% of such amount.

HOUSE OF BRUSSELS CHOCOLATES INC. FORM 10-QSB For the Quarter Ended October 31, 2005

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

In May 2004, we executed an agreement with Walgreens for the sale of private label chocolates using our “Truffelinos” and “Truffelinos Lite” trademarks. As part of the agreement, Walgreens guaranteed that it would purchase not less than $3,000,000 in product annually for a two (2) year period. As of October 31, 2005 we’ve completed a total of $2,228,000 in sales to Walgreens under the agreement. Management is uncertain whether purchases from Walgreens will meet the minimum agreed commitment. In the event the minimum commitment is not reached, Management anticipates a settlement or renegotiation of its agreement with Walgreens. During December 2004, we entered into an exclusive three (3) year agreement with Schokinag Chocolate North America Inc. to provide manufacturing, co-packing, marketing and distribution services with respect to its line of gourmet drinking chocolates. We began shipping product under this agreement during August 2005. Large customers such as Walgreens, Laura Secord, Nordstrom, Whole Foods and Costco now represent a significant portion of our sales. We continue to focus our marketing efforts at large companies with the objective of reducing our selling expenses as a percentage of our revenues. This strategy, however, makes us more dependent on a few, large customers.

In July 2004, we acquired the operations of DeBas Chocolate Inc. located in Fresno, California. We undertook the acquisition of DeBas to expand our manufacturing capacity, increase revenues, enhance product lines and add a variety of highly recognizable gourmet trademarks to our family of offerings. In the DeBas transaction, we acquired all of the outstanding shares of DeBas from Guy Debbas, its sole shareholder. Of the purchase price tendered, 226,481 shares of our common stock were held in escrow awaiting distribution to either Mr. Debbas or cancellation by the Company. During July 2005, Mr. Debbas achieved a $3,000,000 minimum revenue guarantee undertaken as part of the purchase agreement. As a result, $98,000, payable in 34,146 of the shares previously held in escrow, has been recorded as an increase to the goodwill recognized on our purchase of DeBas. On October 7, 2005, Guy Debbas was terminated from his position as the Company’s Chief Operating Officer. The final distribution of shares associated with the purchase of DeBas awaits measurement and settlement of certain liabilities.

During the period from November 2004 through February 2005, we vacated a 32,000 square foot plant near downtown Vancouver and moved to approximately 80,000 square feet of modern office, manufacturing and inventory warehouse space located in an industrial community in Delta, British Columbia. Though previous capacity was adequate to meet historic needs, our prior facilities did not provide the opportunity to reengineer workflows or allow the most effective layout of our manufacturing equipment. Our new facilities substantially increase our capacity. We believe the layout of these facilities supports our continued expansion. In addition, in December, 2004 we closed our manufacturing facilities at 2065 Oakdale Avenue, San Francisco, California. The shutdown of this operating location was undertaken to reduce manufacturing costs and consolidate domestic west coast operations at our production facilities in Fresno, California. The inventories and manufacturing assets previously located at the San Francisco plant were reallocated to support operations at both our Fresno and Delta, British Columbia locations.

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

HOUSE OF BRUSSELS CHOCOLATES INC. FORM 10-QSB For the Quarter Ended October 31, 2005

Although not all inclusive, we believe that the following represent the more critical estimates and assumptions used in the preparation of our financial statements:

Accounts Receivable — In the normal course of business, the Company extends credit to customers that satisfy its credit criteria. Because we sell the majority of our products to less than 10 customers, our receivable risk is highly concentrated. We believe the customers to whom we sell are credit worthy. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable, assessments of collectibility based on historical trends, and an evaluation of the impact of current and projected economic conditions. The Company performs its analysis on a customer by customer basis, and takes into account, among other relevant factors, sales history, outstanding receivables, customer financial strength,. The Company monitors the collectibility of its accounts receivable on an ongoing basis by assessing the credit worthiness of its customers and evaluating the impact of reasonably likely changes in economic conditions that may impact credit risks. Estimates with regard to the collectibility of accounts receivable are reasonably likely to change in the future.

Revenue Recognition — The Company records sales when all of the following criteria have been met: a valid customer order with a fixed price has been received; the product has been shipped within the required lead time; there is no further significant obligation to assist in the resale of the product; and collectibility is reasonably assured. Net sales include revenue from the sale of finished goods, net of allowances for trade promotions, consumer coupon programs and other sales incentives, and allowances and discounts associated with aged or potentially unsaleable products. Trade promotions and sales incentives primarily include reduced price features, merchandising displays, sales growth incentives, new item allowances and cooperative advertising

Inventories — The Company’s inventories are stated at the lower of cost or market value and are reduced by an allowance for slow-moving, excess, discontinued and shelf-life expired inventories. Our estimate for such allowance is based on our review of inventories on hand compared to estimated future usage and demand for our products. Such review encompasses not only potentially perishable inventories but also specialty packaging, much of it specific to certain private labels and holiday seasons. If actual future usage and demand for our products are less favourable than those projected by our review, inventory write-downs may be required. We closely monitor our inventory, both perishable and non-perishable, and related shelf and product lives. At October 31, 2005 and April 30, 2005 our inventories were adjusted to recognize the impact of all write-downs and obsolescence. As such, we have no reserves against inventories at those dates.

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

HOUSE OF BRUSSELS CHOCOLATES INC. FORM 10-QSB For the Quarter Ended October 31, 2005

RESULTS OF OPERATIONS

Revenues

Our sales revenues for the three and six month periods ended October 31, 2005 decreased 25% and 16% respectively when compared to the same periods during the previous fiscal year. Sales for the fiscal quarter ended October 31, 2005 were $3,150,000 and represent a decrease of $1,022,000 under the revenues of $4,172,000 reported for the fiscal quarter ended October 31, 2004. Sales for the six month period ended October 31, 2005 were $4,140,000 and represent a decrease of $777,000 under the revenues of $4,917,000 reported for the same period ended October 31, 2004.

Though second quarter revenues generally reflect our busiest season, the distribution of sales between second and third fiscal quarters depends, in part, upon customer mix. During the three month period ended October 31, 2004, we delivered nearly $1,350,000 in orders to supermarket giant Safeway Inc., no such seasonal order was forthcoming from Safeway during the current fiscal year. Management believes revenues for its third fiscal quarter ending January 31, 2006 will exceed those generated during the same period during the previous year.

Cost of Sales

Cost of sales for the three and six month periods ended October 31, 2005 were $3,246,000 and $4,593,000 respectively. Cost of sales for the current fiscal quarter increased $17,000 or 1% over the cost of sales of $3,229,000 reported for the three month period ended October 31, 2004. Cost of sales for the first six months of our current fiscal year increased $732,000 or 19% over the cost of sales of $3,861,000 reported for the comparable six month period in the previous fiscal year. For the three and six month periods ended October 31, 2005 our costs of goods sold exceeded revenues by $96,000 and $453,000, respectively. As a result, our gross margin percentage for the three month period ended October 31, 2005 fell 26% from a positive gross margin of 23% to a negative margin of 3% when compared to the same three month period during Fiscal 2005. For the six month period ended October 31, 2005 our gross margin fell 32% from a positive gross margin of 21% to a negative margin of 11% when compared to the same period during the prior year.

Our gross margin for the three and six month periods were negatively impacted by the write-off of wasted raw materials, seconds and packaging supplies associated with the initial production of certain new product offerings. Further, for a limited period, customer pricing commitments on those products did not allow us to recapture the costs we incurred in their production. During September and October 2005, management re-priced or discontinued sales and production of these questionably priced items. In this connection, the Company terminated the employment of its chief operating officer effective October 7, 2005. In addition, during the fiscal quarter ended July 31, 2005, we successfully installed and established production facilities related to our drinking chocolate line and incurred non-productive labor associated with the expansion of crews required to support busy season demand. Included within those costs were 1) time and expense incurred in the training of personnel associated with the development and roll-out of our new nutritional and energy bar products and 2) non-productive labor and excess idle-time associated with equipment set-up, downtime and initial runs of new product formulations and packaging.

Selling, general and administrative expenses

Selling expenses for the three and six month periods ended October 31, 2005 were $333,000 and $624,000 respectively. Selling expenses for the current fiscal quarter decreased $191,000 or 36% under the selling expenses of $524,000 reported for the three month period ended October 31, 2004. Selling expenses for the first six months of our current fiscal year decreased $195,000 or 24% under the selling expenses of $819,000 reported for the comparable six-month period in the previous fiscal year. In largest part, the decreases in selling expenses for both the three and six month periods can be attributed to decreases in amounts incurred for promotional trade shows, sales salaries, commissions and brokerage costs associated with our revenues.

HOUSE OF BRUSSELS CHOCOLATES INC. FORM 10-QSB For the Quarter Ended October 31, 2005

General and administrative expenses for the three and six month periods ended October 31, 2005 were $667,000 and $1,154,000 respectively. General and administrative expenses for the current fiscal quarter increased $77,000 or 12% over the general and administrative expenses of $590,000 reported for the three-month period ended October 31, 2004. General and administrative expenses for the first six months of our current fiscal year increased $120,000 or 12% over the general and administrative expenses of $1,034,000 reported for the comparable six-month period in the previous fiscal year. During the three and six month periods ended October 31, 2005, the amounts we expended on office expense, salaries, benefits and consulting fees decreased while the amounts we incurred for professional fees, directors fees, and depreciation of non-manufacturing assets increased. Most significantly, during the six-month periods ended October 31, 2005 and 2004, we incurred $512,000 or 44% and $590,000 or 54% respectively, of our general and administrative expense on salaries, benefits, consulting, and directors’ fees.

The Company is currently focused on ways in which it can significantly reduce the amounts it incurs in selling, general and administrative expenses.

Interest Expense and Costs of Financing

During the three and six month periods ended October 31, 2005 we incurred $626,000 and $1,088,000 in interest expense and costs of financing, respectively. The greatest part of the indebtedness giving rise to these expenses did not exist during the six month period ended October 31, 2004. Accordingly, $987,000 or 91% of the interest and financing costs we’ve incurred during the six month period ended October 31, 2005 represents an increase over the same period last year. Of the amount incurred, $76,000 relates to the recognition of beneficial conversion features granted in connection with convertible debt undertaken with related parties. Significantly all of the remaining expense relates to amounts incurred in connection with our indebtedness with Laurus which was undertaken during March 2005. Of that amount, approximately, $185,000 represents interest paid in cash and $750,000 relates to the non-cash amortization of loan costs and discounts.

Net Loss

Our net losses for the three and six month periods ended October 31, 2005 were $1,731,000 and $3,337,000, respectively. These losses reflect the impact of our negative gross margin and selling, general & administrative expenses resulting from our ongoing investment to support our expansion. Also included in this loss is approximately $860,000 in non-cash cost related to the recognition of the value of beneficial conversion features and the amortization of discounts associated with our indebtedness.

FINANCIAL CONDITION

At October 31, 2005, our total assets equal $9,810,000. During the six month period ended October 31, 2005 our receivables increased by $1,469,000 or 224%, our inventories increased by $206,000 or 10%. During the same period however, our cash decreased by $941,000 or 97% and our accounts payable and accrued liabilities increased by $180,000 or 25%. Increases in receivables and inventories relate to production supporting our customer demand. Increases in accounts payable relate to purchasing to support busy season production, and an increased aging in of our trade accounts. A substantial portion of our trade payables have aged beyond agreed terms. Certain other accrued liabilities have not been paid when due. In the event we are unable to increase our gross margins, reduce our costs and/or generate sufficient additional revenues to offset our increased costs, which include significantly increased non-cash finance related expense, we will continue to sustain losses which would have a negative impact on our financial condition.

HOUSE OF BRUSSELS CHOCOLATES INC. FORM 10-QSB For the Quarter Ended October 31, 2005

LIQUIDITY AND CAPITAL RESOURCES

During the six-month period ended October 31, 2005 we incurred net losses of $3,337,000. During that period, our operations were financed using cash generated from operations, vendor credit and debt financing. Costs associated with our expanded production facilities, asset purchases, enhancement of personnel, and the buildup of our inventories and accounts receivable contributed heavily to the cash required by our operations during this period. In total, for the six months ended October 31, 2005, our investing activities consumed $519,000, and our operations consumed $1,675,000 in excess of amounts generated by product sales. This shortfall has been offset by $1,393,000 obtained by our financing activities and a use of cash resources of $941,000. The net amount of our financing activity includes net draws on the Laurus Credit Facility of $1,337,000. We also obtained a total of $300,000 in short-term loans from our Chief Executive Officer and a greater than ten percent shareholder.

Sales of chocolate products have a strong seasonal element. The majority of our customer sales occur in our second and third fiscal quarters. We have taken steps to reduce the seasonality of our sales by focusing on larger customers who can purchase our products for resale year round. During the six month period ended October 31, 2005, we have successfully completed the first stage of our roll-out of our nutritional and energy bar lines. These lines include the “365” brand of nutritional bars for resale under private label agreement with Whole Foods, and our in-house “24/7” brand of nutritional bars to be distributed through a variety of resellers including Costco. Regardless, we believe the seasonal element inherent in our industry will continue to make revenues substantially higher preceding certain holiday periods. These seasonal patterns cause our quarterly operating results and working capital requirements to fluctuate. They also make it much more difficult for us to operate profitably during the first and last quarters of the fiscal year. As a result of such seasonality, financial results for a particular quarter may not be indicative of results for the entire year.

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

HOUSE OF BRUSSELS CHOCOLATES INC. FORM 10-QSB For the Quarter Ended October 31, 2005

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

As of December 12, 2005, we had a balance outstanding of approximately $2,452,000 on the $2,500,000 Laurus Revolving Note. Under the terms of a current overadvance waiver with Laurus, we have been permitted to borrow $500,000 in excess of eligible receivables. Upon expiration of that waiver, our borrowing capacity under the Revolving Note must be fully supported by an eligible receivables base. In the event our eligible receivables base is insufficient, and the waiver date cannot be extended, we may be subject to substantial additional interest on the remaining overadvance. Further, additional draws under the Revolving Note will be unavailable until eligible receivable collections and invoicing create an eligible receivables base that supports the entire balance outstanding.

On June 28, 2005, we also entered into two convertible promissory notes totaling $300,000 with our chief executive officer and a greater than 10% shareholder. The proceeds of the notes provided extra working capital for use during the onset of our busy season. The amount of this indebtedness was matched by an additional $300,000 in over advances under our Revolving Note with Laurus.

With the onset of our busy season, cash required for on-going operations has increased significantly. Our need for raw materials and our investment in inventories, manpower and equipment has become sharply higher. We expect those needs to continue over the near term. During the three month period ended October 31, 2005, our gross margins improved, but remained negative. As such, without an increase in revenues, positive gross margins and reductions in costs, we will require additional equity investment or financing. The Company believes that it will increase its margins during the upcoming quarters. In addition, the Company expects its efforts at cost reduction will successfully reduce its overhead. If, however, we are unable to generate operating profits we will require additional financing to pay costs associated with our core business. In that instance, the Company will seek equity investment or financing from its existing relationships.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements during the fiscal quarter ended October 31, 2005.

ITEM 3.	CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2005, that being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Grant Petersen and Chief Accounting Officer, Luigi DiCicco. Based upon that evaluation, these management executives concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

HOUSE OF BRUSSELS CHOCOLATES INC. FORM 10-QSB For the Quarter Ended October 31, 2005

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

During our most recently completed fiscal quarter ended October 31, 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

PART II--OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

HOUSE OF BRUSSELS CHOCOLATES INC. FORM 10-QSB For the Quarter Ended October 31, 2005

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOUSE OF BRUSSELS CHOCOLATES INC.

Date:	December 15, 2005

By:	s/s Grant Petersen
Grant Petersen
Chief Executive Officer, President and Director