Form 10QSB
period 2006-01-31
HOUSE OF BRUSSELS CHOCOLATES INC
filed 2006-03-17
CIK 1072367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January  31, 2006

☐	TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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
(Former Address)

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 33,867,221 Shares of $0.001 par value Common Stock outstanding as of March 13, 2006.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

HOUSE OF BRUSSELS CHOCOLATES INC.

FORM 10-QSB
For The Quarter Ended January 31, 2006

Index

HOUSE OF BRUSSELS CHOCOLATES INC. FORM 10-QSB For the Quarter Ended January 31, 2006

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Consolidated Condensed Balance Sheets as of January 31, 2006 (unaudited) and April 30, 2005

Unaudited Consolidated Statements of Operations for the Nine Months and Three Months Ended January 31, 2006 and 2005

Unaudited Consolidated Statement of Changes in Shareholders’ Equity for the Nine Months Ended January 31, 2006

Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended January 31, 2006 and 2005

Notes to the Consolidated Financial Statements

Index

HOUSE OF BRUSSELS CHOCOLATES INC.

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2006 AND 2005
AND FOR THE THREE MONTH AND NINE MONTH PERIODS THEN ENDED

Index

HOUSE OF BRUSSELS CHOCOLATES INC. Table of Contents

Index

HOUSE OF BRUSSELS CHOCOLATES INC. Consolidated Condensed Balance Sheets as of January 31, 2006 (unaudited) and April 30, 2005

	JANUARY 31, 2006	APRIL 30, 2005
	(unaudited)
ASSETS
Current assets
Cash	$195,038	$972,938
Accounts receivable, net	2,055,117	653,555
Inventory	1,742,093	2,092,325
Prepaid expenses and other	126,665	366,762

Total current assets	4,118,913	4,085,580

Property, plant and equipment, net	3,762,230	3,391,294
Goodwill	1,141,790	1 ,043,790
Other assets	300,414	360,823

Total assets	$9,323,347	$8,881,487

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,857,482	$1,499,635
Accrued liabilities	685,310	743,545
Current Maturities of long term debt	1,703,125	984,375
Current portion of capital lease obligations	58,045	35,169
Due to related parties	525,664	185,447

Total current liabilities	5,829,626	3,448,171

Deferred lease payments	141,776	144,944
Capital lease obligations	72,611	67,422
Long-term debt	525,086	193,731

Total liabilities	6,569,099	3,854,268

Commitments and contingencies

Shareholders’ equity:
Preferred stock - $0.001 par value, 4,000,000 shares authorized, none outstanding
Common stock - $0.001 par value, 60,000,000 shares authorized, 32,216,424 and 31,182,597 shares issued and outstanding at January 31, 2006 and April 30, 2005, respectively	32,217	31,183
Additional paid-in capital	20,192,538	18,709,155
Accumulated other comprehensive income	792,031	436,571
Accumulated deficit	(18,262,538)	(14,149,690)

Total shareholders’ equity	2,754,247	5,027,219

Total liabilities and shareholders’ equity	$9,323,347	$8,881,487

The accompanying notes are an integral part of these unaudited consolidated financial statements

Index

HOUSE OF BRUSSELS CHOCOLATES INC. Unaudited Consolidated Statements of Operations for the Nine Months and Three Months Ended January 31, 2006 and 2005

	NINE MONTHS ENDED JANUARY 31,		THREE MONTHS ENDED JANUARY 31,
	2006	2005	2006	2005

Sales	$6,364,961	$6,702,567	$2,165,187	$1,770,186
Cost of sales	6,513,955	6,053,622	1,856,415	2,236,668

Gross margin	(148,994)	648,945	308,772	(466,482)

Selling, general and administrative expenses	2,464,699	2,947,750	669,392	1,098,414

Loss from operations	(2,613,693)	(2,298,805)	((360,620)	(1,564,896)

Other (income) expense:
Interest expense and costs of financing	1,470,795	156,905	539,250	44,230
Foreign transaction (gains) losses	28,360	22,045	11,937	(14,344)
Total other expenses	1,499,155	178,950	551,187	29,886

Net loss	$(4,112,848)	$(2,477,755)	$(911,807)	$(1,594,782)

Weighted-average number of common shares outstanding	31,220,867	29,469,107	31,252,458	30,849,616

Basic and diluted loss per share	$(0.13)	$(0.08)	$(0.03)	$(0.05)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Index

HOUSE OF BRUSSELS CHOCOLATES INC. Unaudited Consolidated Statement of Changes in Shareholders' Equity for the Nine Months Ended January 31, 2006

					ACCUMULATED
			ADDITIONAL		OTHER
	COMMON STOCK		PAID IN	ACCUMULATED	COMPREHENSIVE	SHAREHOLDERS'
	SHARES	AMOUNT	CAPITAL	DEFICIT	INCOME	EQUITY

Balance April 30, 2005	31,182,597	$31,183	$18,709,155	$(14,149,690)	$436,571	$5,027,219

Net loss				(4,112,848)		(4,112,848)
Foreign currency translation					355,460	355,460
Comprehensive income						(3,757,388)

Stock-based compensation for services	39,117	39	34,960			34,999

Stock issued in settlement of trade payable	85,710	86	29,914			30,000

Options issued under the 2004 stock option plan			92,067			92,067

Beneficial conversion feature granted in association with convertible debt			878,703			878,703

Warrants issued in connection with convertible debt			32,497			32,497

Stock purchase warrants exercised	909,000	909	317,241			318,150

Escrow released from reserve in connection with acquisition of DeBas Chocolates, Inc.			98,000			98,000

Balance January 31, 2006	32,216,424	$32,217	$20,192,538	$(18,262,538)	$792,031	$2,754,247

The accompanying notes are an integral part of these unaudited consolidated financial statements

Index

HOUSE OF BRUSSELS CHOCOLATES INC. Unaudited Consolidated Condensed Statement of Cash Flows for the Nine Months Ended January 31, 2006 and 2005

	NINE MONTHS ENDED JANUARY 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,112,848)	$(2,477,755)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	299,269	334,514
Provision for bad debts	148,622	112,739
Compensatory common stock, stock options and warrants	126,119	381,746
Stock issued in settlement of trade payable	29,914	235,632
(Gain) Loss on disposal of assets	(2,580)	-
Amortization of loan costs and beneficial conversion costs	820,287	-
Issuance of stock warrants associated with convertible debt	76,250	-
Deferred Rent	(7,686)	-
Changes in non-cash working capital items
Accounts receivable	(1,461,562)	(779,511)
Inventory	439,576	(612,854)
Prepaid expenses and other assets	299,718	84,729
Accounts payable and accrued liabilities	1,454,296	816,433

Net cash used by operating activities	(1,890,625)	(1,904,327)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(610,724)	(1,175,309)
Purchase of DeBas Chocolate, Inc.	-	(200,000)

Cash flows from investing activities	(610,724)	(1,375,309)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from notes payable and long term debt	6,155,327	36,755
Repayments of notes payable and Long term debt	(4,837,830)	-
Proceeds from related party loans	301,794	-
Repayments of related party loans	-	(9,302)
Payments of obligations under capital lease	(67,063)	(89,961)
Proceeds from issuance of common stock and exercise of warrants	318,150	3,266,603

Net cash provided by financing activities	1,870,378	3,204,095

Effect of foreign exchange rate changes on cash	(146,929)	23,946

Increase (decrease) in cash and cash equivalents	(777,900)	(51,595)

Cash and cash equivalents, beginning of the period	972,938	153,438

Cash and cash equivalents, end of the period	$195,038	$101,843

The accompanying notes are an integral part of these unaudited consolidated financial statements

Index

HOUSE OF BRUSSELS CHOCOLATES INC. Notes to the Unaudited Consolidated Financial Statements

1.	Nature of Operations and Summary of Significant Accounting Policies

House of Brussels Chocolates Inc. is a manufacturer of gourmet chocolates and offers its products through four wholly owned subsidiaries; Brussels Chocolates, Ltd. (“Brussels Chocolates”), House of Brussels Chocolates (USA), Ltd. (“HOBC USA”), DeBas Chocolate Inc. (DeBas), and ChocoMed Inc. (“ChocoMed’). House of Brussels Chocolates Inc. and its wholly owned subsidiaries are hereinafter collectively referred to as “We” or the “Company”). The Company has manufacturing plants in Delta, B.C., Canada, and Fresno, California. For more than 20 years our line of quality chocolates have been manufactured to very strict standards. We manufacture chocolate products for “branded” and “private label” resale by major retailers. We are currently targeting customers that management believes have the capacity to make annual purchases of $1 million to $20 million. We formed ChocoMed in February 2004 to investigate the use of chocolate as a carrier for dietary supplements, functional foods and pharmaceutical compounds to treat various medical conditions. We acquired DeBas in July 2004 to increase our ability to produce and market specialty chocolate products.

Following is a summary of our significant accounting policies:

Basis of presentation

The accompanying consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States for interim financial information. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company’s management, the unaudited consolidated financial statements contain all adjustments necessary (consisting of normal recurring adjustments) for a fair presentation of our financial position as of January 31, 2006 and the results of our operations for the three and nine month periods then ended. These financial statements should be read in conjunction with the audited financial statements and related notes of the Company included in our Form 10-KSB for the year ended April 30, 2005 filed with Securities Exchange Commission on August 2, 2005.

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

Accounts Receivable

In the normal course of business, the Company extends credit to customers that satisfy its credit criteria. Because we sell the majority of our products to less than 10 customers, our receivable risk is highly concentrated. We believe the customers to whom we sell are credit worthy. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable, assessments of collectibility based on historical trends, and an evaluation of the impact of current and projected economic conditions. The process by which the Company performs its analysis is conducted on a customer by customer basis, and takes into account, among other relevant factors, sales history, outstanding receivables, and customer financial strength. The Company monitors the collectibility of its accounts receivable on an ongoing basis by assessing the credit worthiness of its customers and evaluating the impact of reasonably likely changes in economic conditions that may impact credit risks. Estimates with regard to the collectibility of accounts receivable are reasonably likely to change in the future.

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

Index

HOUSE OF BRUSSELS CHOCOLATES INC. Notes to the Unaudited Consolidated Financial Statements

Nature of Operations and Summary of Significant Accounting Policies, continued

Inventories

The Company’s inventories are stated at the lower of cost or market value and are reduced by an allowance for slow-moving, excess, discontinued and shelf-life expired inventories. Our estimate for such allowance is based on our review of inventories on hand compared to estimated future usage and demand for our products. Such review encompasses not only potentially perishable inventories but also specialty packaging, much of it specific to certain private labels and holiday seasons. If actual future usage and demand for our products are less favourable than those projected by our review, inventory write-downs may be required. We closely monitor our inventory, both perishable and non-perishable, and related shelf and product lives. At January 31, 2006 and April 30, 2005 our inventories were adjusted to recognize the impact of all write-downs and obsolescence. As such, we have no reserves against inventories at those dates.

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

Foreign Currency Translation

Foreign exchange gains and losses, which result from the process of remeasuring foreign currency transactions into the appropriate functional currency, are included in other income and expenses, net in the Company’s Consolidated Statements of Operations. The translation of foreign currency financial statements into U.S. Dollars is included in other comprehensive income, which is a separate component of stockholders’ equity. Net foreign exchange losses, included in other income and expenses, were $31,370 and $11,606 for the years ended April 30, 2005 and 2004, respectively. Net foreign exchange losses, included in other income and expenses, for the nine and three month periods ended January 31, 2006 were $28,360 and $11,937, respectively.

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

In May 2004, we executed an agreement with Walgreens for the sale of private label chocolates using our “Truffelinos” and “Truffelinos Lite” trademarks. As part of the agreement, Walgreens guaranteed that it would purchase not less than $3,000,000 in product annually for a two (2) year period. As of January 31, 2006 we’ve completed a total of $2,335,531 in sales to Walgreens under the agreement. Management believes purchases from Walgreens will not meet the minimum agreed commitment. In the event the minimum commitment is not reached, Management anticipates a settlement or renegotiation of its agreement with Walgreens. Large customers such as Walgreens, Laura Secord, Nordstrom, Whole Foods and Costco now represent a significant portion of our sales. We continue to focus our marketing efforts at large companies with the objective of reducing our selling expenses as a percentage of revenues. We believe this focus will also concentrate our manufacturing efforts on a narrower set of high volume product offerings. This strategy, however, makes us more dependent on a few, large customers.

In July 2004, we acquired the operations of DeBas Chocolate Inc. located in Fresno, California. We undertook the acquisition of DeBas to expand our manufacturing capacity, increase revenues, enhance product lines and add a variety of highly recognizable gourmet trademarks to our family of brands. In the DeBas transaction, we acquired all of the outstanding shares of DeBas from Guy Debbas, its sole shareholder. Of the purchase price tendered, 226,481 shares of our common stock were held in escrow awaiting distribution to either Mr. Debbas or cancellation by the Company. On October 7, 2005, Guy Debbas was terminated from his position as the Company’s Chief Operating Officer. The final distribution of shares associated with the purchase of DeBas awaits measurement and settlement of certain liabilities.

Index

HOUSE OF BRUSSELS CHOCOLATES INC. Notes to the Unaudited Consolidated Financial Statements

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

We experienced a net loss of $4,855,080 for the fiscal year ended April 30, 2005 and we have continued to generate losses during the three and nine month periods ended January 31, 2006. We are currently taking action to address those losses. Cash used in operations during the nine month period ended January 31, 2006 was $1,890,625. We have financed our operations using cash generated from operations, sales of our common stock, the exercise of share purchase warrants, vendor credit and debt financing.

Cash required for on-going operations has increased significantly. Our need for raw materials and our investment in inventories remains high. As part of our strategy, we have sought customers with significant elements of non-seasonal purchasing. Though products sales still reflect a strong element of holiday demand, we expect current year off-peak product revenues to be higher than historically achieved. As a result, we face significant cash needs to support our facilities, manufacturing, personnel and administrative needs. Further, our acquisition of DeBas resulted in the use of cash and the absorption of additional liabilities.

On March 29, 2005, we executed a convertible debt facility with Laurus Master Fund, Ltd. granting us access to borrow up to $6,000,000. This financing consists of a $3,500,000 secured term loan (the “Term Note”) and a $2,500,000 secured revolving note (the “Revolving Note”). The Revolving Note is effectuated through a $1,000,000 convertible minimum borrowing note and provides for advances up to 90% of eligible accounts receivable (the “Formula Amount”). To the extent we repay the amount outstanding under the Revolving Note and/or Laurus converts amounts due under the Revolving Note into Common Stock, we may re-borrow or make additional borrowings, provided that the aggregate amount outstanding may not exceed the Formula Amount. As of January 31, 2006, we had a balance outstanding of $2,494,567 on the $2,500,000 Laurus Revolving Note. Under the terms of an overadvance waiver signed February 7, 2006, Laurus agreed to make available to the Company an amount on the Revolving Note equal to the Formula Amount plus $500,000 until March 31, 2006. For the period beginning on April 1, 2006 and ending on April 30, 2006, Laurus agreed to make available to the Company an amount on the Revolving Note equal to the Formula Amount plus $400,000. For the period beginning on May 1, 2006 and ending on May 31, 2006, Laurus agreed to make available to the Company an amount on the Revolving Note equal to the Formula Amount plus $300,000, and for the period beginning on June 1, 2006 and ending on June 30, 2006, Laurus agreed to make available to the Company an amount on the Revolving Note equal to the Formula Amount plus $200,000. Upon expiration of that waiver, our borrowing capacity under the Revolving Note must be fully supported by an eligible receivables base. In the event our eligible receivables base is insufficient, and the waiver date cannot be extended, we may be subject to substantial additional interest on the remaining overadvance. Further, additional draws under the Revolving Note will be unavailable until eligible receivable collections and invoicing create an eligible receivables base that supports the entire balance outstanding.

In an amendment to the Term Note (the “Amendment”), Laurus also postponed the obligation of the Company to make certain scheduled amortization payments in accordance with the terms of the Term Note such that the monthly principal amount of $109,375 due on the first business day of December 2005, January 2006 and February 2006 shall be deferred and made payable on the maturity date of the Term Note, March 9, 2008. Further, Laurus granted the Company a right to raise an additional $500,000 in equity capital at a rate below the Fixed Conversion Rate set forth in the Laurus Term Note. In consideration of the foregoing, the Amendment resets the price per share of the Company’s common stock at which Laurus may convert the first $500,000 of the Company’s existing indebtedness from $0.88 to $0.35 per share. During January 2006, the Company substantially completed its raise of approximately $500,000 in equity capital in accordance with rights granted to it under the terms of the Amendment. In that connection, we issued 909,000 shares of our common stock to four (4) holders of registered stock purchase warrants and converted a trade payable in the amount of $30,000 into 85,714 unregistered shares. The fair market price at which these instruments were exercised or converted was $0.35 per share. As part of this capital raise, we also received $100,000 from our Chairman of the Board of Directors which was used to purchase 222,222 unregistered shares at a fair market value of $0.45 per share during February 2006.

Index

HOUSE OF BRUSSELS CHOCOLATES INC. Notes to the Unaudited Consolidated Financial Statements

4.	Income Taxes

The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss for the three and nine month periods ended January 31, 2006 and 2005 is due primarily to an increase in the valuation allowance offset against deferred tax assets.

At January 31, 2006, for United States federal income tax and alternative minimum tax reporting purposes, the Company has approximately $12,200,000 of unused net operating losses available for carryforward to future years. The benefit from carryforward of such net operating losses will expire in various years through 2025. The benefit from utilization of net operating loss carryforwards could be subject to limitations if significant future ownership changes occur in the Company. The Company believes that a significant portion of its unused net operating loss carryforwards will never be utilized due to expiration or limitations on use due to ownership changes.

5.	Stockholders’ Equity

During the nine month period ended January 31, 2006, the Company issued 1,033,827 shares of its common stock. During the same period, 60,000 share purchase warrants and 230,000 stock options were issued, 259,716 warrants expired and 909,000 warrants were exercised. Substantially all of the shares were issued in connection with warrant exercises and the settlement of trade payables. Options and warrants were granted as compensation for services provided by employees, a consultant and a member of our Board of Directors. The fair value of each warrant was estimated on the date of grant using the Black-Scholes option-pricing model and the resulting equity value has been amortized to expense in the accompanying financial statements.

6.	Related Party Transactions

Grant Petersen Loan

On June 28, 2005, Grant Petersen, our Chief Executive Officer, President and Director, entered into a convertible promissory note with the Company in the principal amount of $50,000. The note bears interest at the Wall Street Journal prime rate plus 2%. At the noteholder’s option, amounts due under this note may be converted to shares of our common stock at a price of $.90 per share. The principal amount of the note is due and payable in two equal monthly installments of principal and interest, with the first monthly installment due within thirty days after the date on which (a) the amount of outstanding loans (as defined in the Security Agreement between the Company and Laurus first becomes equal to or less than the “Formula Amount” as set forth in the Security Agreement and (b) no event of default has occurred and is continuing under any obligations owed to Laurus. The entire principal and accrued interest amount related to this indebtedness remains outstanding at January 31, 2006.

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

On June 28, 2005, Mr. Siemens entered into a convertible promissory note with the Company in the principal amount of $250,000. The note bears interest at the Wall Street Journal prime rate plus 2%. At the noteholder’s option, amounts due under this note may be converted to shares of our common stock at a price of $.90 per share. The principal amount of the note is due and payable in two equal monthly installments of principal and interest, with the first monthly installment due within thirty days after the date on which (a) the amount of outstanding loans (as defined in the Security Agreement between the Company and Laurus first becomes equal to or less than the “Formula Amount” as set forth in the Security Agreement and (b) no event of default has occurred and is continuing under any obligations owed to Laurus. The entire principal and accrued interest amount related to this indebtedness remains outstanding at January 31, 2006.

Distacom Ventures Advance

During August and September, 2005, Distacom Ventures Inc., a private company controlled by Mr. Richard Siemens, one of our directors and a greater than 10% shareholder advanced a total of $73,914 to the Company to facilitate the purchase of packaging from Asia. $28,475 of the amount advanced was repaid during August 2005. The residual advance of $45,439, which bears a 5% facilitation fee, remains outstanding at January 31, 2006.

Index

HOUSE OF BRUSSELS CHOCOLATES INC. Notes to the Unaudited Consolidated Financial Statements

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

Directors

During February and March 2004, a total of 1,520,000 share purchase warrants were issued to four (4) members of our Board of Directors, two of which were then officers of the Company. All warrants were issued in exchange for services. Our former Chief Financial Officer, Robert Wesolek, received warrants for the purchase of 500,000 shares at an exercise price of $1.65 which expire February 23, 2009. Our Former Chief Operating Officer, John Veltheer, received warrants for the purchase of 500,000 shares of our common stock at an exercise price of $1.85 which expire March 12, 2009. Our former Director, Harold Kahn, received warrants for the purchase of 260,000 shares of our common stock at an exercise price of $1.58 which expire March 31, 2009. The residual warrants relate to an on-going Consulting Agreement with Dr. William Donovan, our Chairman of the Board, to provide consulting services regarding the Company's product development. This Agreement was for a period of 24 months and terminated on November 6, 2005. Under the terms of the Agreement, Dr. Donovan received a share purchase warrant for 260,000 shares of our common stock at a warrant exercise price of $1.02 per share. Dr. Donovan received 160,000 shares of common stock upon partial exercise on July 30, 2004 and the remaining balance expired on November 6, 2004. The fair value of each warrant was estimated on the date of grant using the Black-Scholes option-pricing model and the resulting equity value or expense has been included in the accompanying financial statements.

On July 30, 2004, we issued 260,000 shares of our common stock to two members of our Board of Directors pursuant to the exercise of previously issued share purchase warrants. Dr. William Donovan, our Director and Chairman, received 160,000 of these shares, and Harold Kahn, our former Director, received 100,000 of these shares. The warrants had exercise prices ranging from $1.02 to $1.58. We received $321,200 in total proceeds from these exercises. In connection with these transactions, we also issued share purchase warrants for 260,000 shares of common stock to these individuals at an exercise price of $3.00 per share. Dr. William Donovan, our Director and Chairman, received one of these warrants for 160,000 shares which will expire on August 3, 2006. Mr. Harold Kahn, our former Director, received one of these warrants for 100,000 shares which will expire on March 31, 2009.

On November 22, 2004, our former Director, Mr. Dale Frey received warrants for the purchase of 100,000 shares of our common stock at an exercise price of $1.30 per share until November 22, 2005, and warrants for the purchase of 60,000 shares of our common stock at an exercise price of $1.45 per share until November 22, 2007. Mr. Frey was also granted 100,000 stock options under our 2004 Stock Option Plan. These options were exercisable at $1.40 per share until November 22, 2005. The fair value of each warrant or option was estimated on the date of grant using the Black-Scholes option-pricing model and the resulting equity value or expense has been included in the accompanying financial statements. During November 2005, 200,000 of the warrants and options granted to Mr. Frey expired, or were forfeited in accordance with their terms.

On March 3, 2005, Dr. Donovan, Mr. Kahn and Mr. Frey were each granted 50,000 stock options under our 2004 Stock Option Plan. These options are exercisable at $0.91 per share until March 3, 2007. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model and the resulting equity value or expense has been included in the accompanying financial statements. The options granted to our former directors, Mr. Kahn and Mr. Frey, have been forfeited in accordance with the terms of the stock option plan.

On May 17, 2005, Mr. Corbin Miller, a former director of the Company was granted an option to purchase 50,000 shares of our common stock under the terms of our 2004 Stock option Plan. These options are exercisable at $.91 per share until May 17, 2007. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model and the resulting equity value or expense has been included in the accompanying financial statements. The options granted to Mr. Miller have been forfeited in accordance with the terms of the stock option plan.

Index

HOUSE OF BRUSSELS CHOCOLATES INC. Notes to the Unaudited Consolidated Financial Statements

7.	Cash Flow Information

Non-Cash Investing and Financing Activities

During the nine month periods ended January 31, 2006 and 2005, we acquired equipment under capital lease of approximately $58,795and $127,013, respectively.

During the nine months ended January 31, 2005, we acquired DeBas Chocolate Inc. in a transaction that involved cash payments of $200,000, the issuance of shares of our restricted common stock and the absorption of debt and liabilities.

Supplemental Cash Flow Information

The Company made cash payments for interest of $345,377 for the nine month period ended January 31, 2006.

The Company made cash no payments for income taxes during the nine month periods ended January 31, 2006 or 2005.

Index

HOUSE OF BRUSSELS CHOCOLATES INC. FORM 10-QSB For the Quarter Ended January 31, 2006

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

OVERVIEW

House of Brussels Chocolates Inc. owns and operates Brussels Chocolates Ltd. (“Brussels Chocolates”), House of Brussels Chocolates (USA), Ltd. (“HOBC USA”), DeBas Chocolate Inc. (“DeBas”) and ChocoMed Inc. (“ChocoMed”). House of Brussels Chocolates Inc. and its wholly owned subsidiaries are hereinafter collectively referred to as “We”, the “Company” or “House of Brussels”. We are an established manufacturer of gourmet chocolate products with plants in Delta, B.C., Canada, and Fresno, California. For more than 20 years we’ve offered a full line of quality chocolates, made from high-grade ingredients. Our chocolate products have a long history of customer acceptance and are manufactured to strict standards.

We specialize in manufacturing chocolate products for “branded’ and “private label” resale. We target customers with the capacity to make annual purchases of $1 million to $20 million and believe our expertise in formulating custom chocolate offerings and providing turnkey packaging solutions sets us apart. In early 2002, we primarily marketed our products directly to consumers through 13 high-end retail outlets. Based on our assessment of market potential and costs, we redirected our efforts to pursue private label and wholesale distribution customers exclusively.

Effective March 29, 2005, we entered into a $6,000,000 convertible financing facility with Laurus Master Fund, Ltd. (“Laurus" and the “Credit Facility”). The Credit Facility consists of (i) a $3,500,000 Secured Term Note (the “Term Note”), (ii) a Secured Convertible Minimum Borrowing Note (the “Minimum Borrowing Note”) and (iii) and a $2,500,000 Secured Revolving Note (the “Revolving Note”) (the Secured Note, Minimum Borrowing Note and Revolving Note are collectively referred to herein as the “Notes”). The Notes are secured by a security interest in substantially all of the assets and intellectual property of the Company and its subsidiaries. The Term Note matures three (3) years from the date of issuance, and is convertible into common stock of the Company, under certain conditions, at a price of $0.88 (the “Fixed Conversion Price”). The Term Note has an interest rate equal to the Wall Street Journal prime rate plus 2%, reducible to as low as zero if the Company’s share price rises in accordance with certain benchmarks. Under the terms of the Term Note, the Company began making monthly payments of $109,375.00, plus accrued and unpaid interest beginning August 1, 2005. Under certain conditions set forth in the term Note, Laurus will be required to convert into shares of common stock all or a portion of their monthly payment. In the event that all or a portion of the monthly payment is paid in cash, then the Company must pay Laurus 102% of such amount.

Index

HOUSE OF BRUSSELS CHOCOLATES INC. FORM 10-QSB For the Quarter Ended January 31, 2006

In connection with this financing, the we have issued Laurus a common stock purchase warrants to purchase up to 1,560,000 shares of its common stock at a price of $1.20 per share (the "Warrants"). The Warrants are exercisable until March 29, 2012. Pursuant to the terms of the Credit Facility, the Company paid a closing payment of 3.6% of the total amount available under the facility to Laurus which represents a fee of 1.2% per year.

In May 2004, we executed an agreement with Walgreens for the sale of private label chocolates using our “Truffelinos” and “Truffelinos Lite” trademarks. As part of the agreement, Walgreens guaranteed that it would purchase not less than $3,000,000 in product annually for a two (2) year period. As of January 31, 2006 we’ve completed a total of $2,355,000 in sales to Walgreens under the agreement. Management believes purchases from Walgreens will not meet the minimum agreed commitment. In the event the minimum commitment is not reached, Management anticipates a settlement or renegotiation of its agreement with Walgreens. Large customers such as Walgreens, Laura Secord, Nordstrom, Whole Foods and Costco now represent a significant portion of our sales. We continue to focus our marketing efforts at large companies with the objective of reducing our selling expenses as a percentage of revenues. We believe this focus will also concentrate our manufacturing efforts on a narrower set of high volume product offerings. This strategy, however, makes us more dependent on a few, large customers.

In July 2004, we acquired the operations of DeBas Chocolate Inc. located in Fresno, California. We undertook the acquisition of DeBas to expand our manufacturing capacity, increase revenues, enhance product lines and add a variety of highly recognizable gourmet trademarks to our family of brands. In the DeBas transaction, we acquired all of the outstanding shares of DeBas from Guy Debbas, its sole shareholder. Of the purchase price tendered, 226,481 shares of our common stock were held in escrow awaiting distribution to either Mr. Debbas or cancellation by the Company. On October 7, 2005, Guy Debbas was terminated from his position as the Company’s Chief Operating Officer. The final distribution of shares associated with the purchase of DeBas awaits measurement and settlement of certain liabilities.

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

Although not all inclusive, we believe that the following represent the more critical estimates and assumptions used in the preparation of our financial statements:

Index

HOUSE OF BRUSSELS CHOCOLATES INC. FORM 10-QSB For the Quarter Ended January 31, 2006

Accounts Receivable - In the normal course of business, the Company extends credit to customers that satisfy its credit criteria. Because we sell the majority of our products to less than 10 customers, our receivable risk is highly concentrated. We believe the customers to whom we sell are credit worthy. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable, assessments of collectibility based on historical trends, and an evaluation of the impact of current and projected economic conditions. The process by which the Company performs its analysis is conducted on a customer by customer basis, and takes into account, among other relevant factors, sales history, outstanding receivables, and customer financial strength. The Company monitors the collectibility of its accounts receivable on an ongoing basis by assessing the credit worthiness of its customers and evaluating the impact of reasonably likely changes in economic conditions that may impact credit risks. Estimates with regard to the collectibility of accounts receivable are reasonably likely to change in the future.

Revenue Recognition - The Company records sales when all of the following criteria have been met: a valid customer order with a fixed price has been received; the product has been shipped within the required lead time; there is no further significant obligation to assist in the resale of the product; and collectibility is reasonably assured. Net sales include revenue from the sale of finished goods, net of allowances for trade promotions, consumer coupon programs and other sales incentives, and allowances and discounts associated with aged or potentially unsaleable products. Trade promotions and sales incentives primarily include reduced price features, merchandising displays, sales growth incentives, new item allowances and cooperative advertising.

Inventories - The Company’s inventories are stated at the lower of cost or market value and are reduced by an allowance for slow-moving, excess, discontinued and shelf-life expired inventories. Our estimate for such allowance is based on our review of inventories on hand compared to estimated future usage and demand for our products. Such review encompasses not only potentially perishable inventories but also specialty packaging, much of it specific to certain private labels and holiday seasons. If actual future usage and demand for our products are less favourable than those projected by our review, inventory write-downs may be required. We closely monitor our inventory, both perishable and non-perishable, and related shelf and product lives. At January 31, 2006 and April 30, 2005 our inventories were adjusted to recognize the impact of all write-downs and obsolescence. As such, we have no reserves against inventories at those dates.

Goodwill - Goodwill consists of the excess of purchase price over the fair market value of acquired assets and liabilities. Effective March 1, 2002, under SFAS 142 all goodwill with indefinite lives is no longer subject to amortization. SFAS 142 requires that an impairment test be conducted annually or in the event of an impairment indicator. Our test conducted in fiscal 2005 showed no impairment of our goodwill.

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

The Company is involved in litigation with Stephen Whittington and other matters incidental to its business, the effect of the disposition of which, if known or estimable, have been included in the Company’s financial position or results of operations. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in the Company’s assumptions related to these proceedings.

Index

HOUSE OF BRUSSELS CHOCOLATES INC. FORM 10-QSB For the Quarter Ended January 31, 2006

RESULTS OF OPERATIONS

Revenues

Our sales revenues for the three months ended January 31, 2006 increased 22% and our sales revenues for the nine months ended January 31, 2006 decreased 5% when compared to the same periods during the previous fiscal year. Sales for the fiscal quarter ended January 31, 2006 were $2,165,000 and represent an increase of $395,000 over the revenues of $1,770,000 reported for the fiscal quarter ended January 31, 2005. Sales for the nine months ended January 31, 2006 were $6,365,000 and represent a decrease of $338,000 under the revenues of $6,703,000 reported for the same period ended January 31, 2005.

Though second quarter revenues generally reflect our busiest season, the distribution of sales between second and third fiscal quarters depends, in part, upon customer mix. During the nine months ended January 31, 2005, we delivered nearly $1,350,000 in orders to supermarket giant Safeway Inc. No such seasonal order was forthcoming from Safeway during the current fiscal year. The lack of seasonal revenue from Safeway has been largely offset by an increase in orders from existing customers, and the addition of business from new customers including Laura Secord. Further, the Company’s efforts at targeting non-seasonal business have begun to ripen. As a result, current third fiscal quarter revenues are significantly higher than revenues generated during the same period during the prior year. Likewise, management believes revenues for its fourth fiscal quarter ending April 30, 2006 will exceed those generated during the fourth fiscal quarter of the previous year.

Cost of Sales

Cost of sales for the three and nine months ended January 31, 2006 were $1,856,000 and $6,514,000, respectively. Cost of sales for the current fiscal quarter decreased $380,000 or 17% under the cost of sales of $2,237,000 reported for the three months ended January 31, 2005. Cost of sales for the first nine months of our current fiscal year increased $460,000 or 7% over the cost of sales of $6,054,000 reported for the comparable nine month period in the previous fiscal year. For the three months ended January 31, 2006 revenues exceeded costs of goods sold by $309,000. For the nine months ended January 31, 2006 our costs of goods sold exceeded revenues by $149,000.

For the three months ended January 31, 2006 we generated a positive gross margin of 14%. For the same period during the previous year our margin was a negative 26%. In total, our gross margin improved 40% between the periods, comparatively. In largest part, this improvement in performance resulted from a refocusing of our manufacturing efforts on more profitable product lines, together with the impact of non-recurring charges recognized during the third fiscal quarter of the prior year. During fiscal year 2005, our third quarter gross margin loss reflected the impact of costs incurred in the shutdown of our San Francisco manufacturing facilities and the relocation of our Vancouver operating plant. No such relocation occurred during fiscal year 2006

For the nine months ended January 31, 2006, we generated a negative gross margin of 2%. For the same period during the previous year our margin was a positive 10%. In total, our gross margins weakened 12% between the periods, comparatively. Our performance during the current fiscal quarter helped improve our margins substantially. In largest part, however, our gross margin for the nine months ended January 31, 2006 were negatively impacted by the write-off of wasted raw materials, seconds and packaging supplies associated with the initial production of certain new product offerings. Further, for a limited period, customer pricing commitments on those products did not allow us to recapture the costs we incurred in their production. During September and October 2005, management re-priced or discontinued sales and production of these questionably priced items. In this connection, the Company terminated the employment of is chief operating officer effective October 7, 2005. In addition, during the fiscal quarter ended July 31, 2005, we successfully installed and established production facilities related to our drinking chocolate line and incurred non-productive labor associated with the expansion of crews required to support busy season demand. Included within those costs were 1) time and expense incurred in the training of personnel associated with the development and roll-out of our new nutritional and energy bar products and 2) non-productive labor and excess idle-time associated with equipment set-up, downtime and initial runs of new product formulations and packaging.

Index

HOUSE OF BRUSSELS CHOCOLATES INC. FORM 10-QSB For the Quarter Ended January 31, 2006

Selling, general and administrative expenses

Selling expenses for the three and nine month periods ended January 31, 2006 were $280,000 and $1,037,000 respectively. Selling expenses for the current fiscal quarter decreased $161,000 or 36% under the selling expenses of $441,000 reported for the three month period ended January 31, 2005. Selling expenses for the first nine months of our current fiscal year decreased $208,000 or 17% under the selling expenses of $1,245,000 reported for the comparable nine month period in the previous fiscal year. In largest part, the decreases in selling expenses for both the three and nine month periods can be attributed to decreases in amounts incurred for promotional trade shows, travel & entertainment, sales salaries, commissions and brokerage costs associated with our revenues.

General and administrative expenses for the three and nine month periods ended January 31, 2006 were $389,000 and $1,428,000, respectively. General and administrative expenses for the current fiscal quarter decreased $268,000 or 41% under the general and administrative expenses of $657,000 reported for the three month period ended January 31, 2005. General and administrative expenses for the first nine months of our current fiscal year decreased $275,000 or 16% under the general and administrative expenses of $1,703,000 reported for the comparable nine month period in the previous fiscal year. During the three and nine month periods ended January 31, 2006, the amounts we expended on office expense, directors fees, salaries, benefits and consulting fees decreased substantially while the amounts we incurred for professional fees and depreciation of non-manufacturing assets increased. Most significantly, during the nine months ended January 31, 2006 and 2005, we invested $666,000 or 47% and $1,000,000 or 59% respectively, of our general and administrative expense on salaries, benefits, consulting, and directors’ fees.

The Company is currently focused on ways in which it can significantly reduce the amounts it incurs in selling, general and administrative expenses.

Interest Expense and Costs of Financing

During the three and nine months ended January 31, 2006 we incurred $539,000 and $1,471,000 in interest expense and costs of financing, respectively. The greatest part of the indebtedness giving rise to these expenses did not exist during the nine month period ended January 31, 2005. Accordingly, $1,314,000 or 89% of the interest and financing costs we’ve incurred during the nine months ended January 31, 2006 represents an increase over the same period last year. Of the amount incurred, $76,000 relates to the recognition of beneficial conversion features granted in connection with convertible debt undertaken with related parties. Significantly all of the remaining expense relates to amounts incurred in connection with our indebtedness with Laurus which was undertaken during March 2005. Of that amount, approximately, $345,000 represents interest paid in cash and $1,050,000 relates to the non-cash amortization of loan costs and discounts.

Net Loss

Our net losses for the three and nine months ended January 31, 2005 were $912,000 and $4,113,000, respectively. These losses reflect the impact of negative gross margins generated during the first and second quarters of this fiscal year, which have been offset, in part, by the positive gross margin generated during the present fiscal quarter, and selling, general & administrative expenses resulting from our ongoing investment to support our expansion. Also included in this loss is approximately $1,126,000 in non-cash cost related to the recognition of the value of beneficial conversion features and the amortization of discounts associated with our indebtedness.

FINANCIAL CONDITION

At January 31, 2006, our total assets equal $9,323,000 which is an increase over our assets at April 30, 2005 of $482,000 or 5%. Contributing to that increase was a growth in our accounts receivable of $1,462,000 or 224%. During the same period however, our cash decreased by $778,000 or 80% and our accounts payable and accrued liabilities increased by $1,454,000 or 65%. Increases in receivables relate to billings associated with our customer demand. Increases in accounts payable relate to purchasing to support busy season production, and an increased aging in of our trade accounts. A substantial portion of our trade payables have aged beyond agreed terms. Certain other accrued liabilities have not been paid when due. In the event we are unable to increase our gross margins, reduce our costs and/or generate sufficient additional revenues to offset our increased costs, which include significantly increased non-cash finance related expense, we will continue to sustain losses which would have a negative impact on our financial condition.

Index

HOUSE OF BRUSSELS CHOCOLATES INC. FORM 10-QSB For the Quarter Ended January 31, 2006

LIQUIDITY AND CAPITAL RESOURCES

We generated a net loss of $4,855,000 for the fiscal year ended April 30, 2005 and during the nine month period ended January 31, 2006 we incurred an additional loss of $4,113,000. We are currently taking action to address those losses. Our current Fiscal Year operations have been financed using cash generated from operations, sales of our common stock, the exercise of share purchase warrants, vendor credit and debt financing. In total, for the nine months ended January 31, 2006, our investing activities consumed $611,000, and our operations consumed $1,891,000 in excess of amounts generated by product sales. This shortfall has been offset by $1,870,000 obtained by our financing activities and a use of cash resources of $778,000. The net amount of our financing activity includes net draws on the Laurus Credit Facility of $1,317,000. We also obtained $300,000 in short-term loans from our Chief Executive Officer and a greater than ten percent shareholder.

Cash required for on-going operations has increased significantly. Our need for raw materials and our investment in inventories remains high. As part of our strategy, we have sought customers with significant elements of non-seasonal purchasing. In that connection, we have successfully completed the first stage of the roll-out of our nutritional and energy bar lines. These lines include our in-house “24/7” brand of nutritional bars which have begun regular distribution though Costco. Though products sales still reflect a strong element of holiday demand, we expect current year off-peak product revenues to be higher than historically achieved. Seasonal patterns continue to cause our quarterly operating results and working capital requirements to fluctuate. They also make it much more difficult for us to operate profitably during the first and last quarters of the fiscal year. As a result, we face significant cash needs to support our facilities, manufacturing, personnel and administrative needs. Further, our acquisition of DeBas resulted in the use of cash and the absorption of additional liabilities.

To the extent we repay the amount outstanding under our Revolving Note with Laurus, or Laurus converts amounts due under the Revolving Note into common stock, we may re-borrow or make additional borrowings, provided that the aggregate amount outstanding does not exceed the Formula Amount, which is generally equal to 90% of eligible accounts receivable. As of January 31, 2006, we had a balance outstanding of $2,495,000 on the $2,500,000 Revolving Note which includes an overadvance of $500,000. Under the terms of an overadvance waiver signed February 7, 2006, Laurus agreed to make available to the Company an amount on the Revolving Note equal to the Formula Amount plus $500,000 until March 31, 2006. For the period beginning on April 1, 2006 and ending on April 30, 2006, Laurus agreed to make available to the Company an amount on the Revolving Note equal to the Formula Amount plus $400,000. For the period beginning on May 1, 2006 and ending on May 31, 2006, Laurus agreed to make available to the Company an amount on the Revolving Note equal to the Formula Amount plus $300,000, and for the period beginning on June 1, 2006 and ending on June 30, 2006, Laurus agreed to make available to the Company an amount on the Revolving Note equal to the Formula Amount plus $200,000. Upon expiration of that waiver, our borrowing capacity under the Revolving Note must be fully supported by an eligible receivables base. In the event our eligible receivables base is insufficient, and the waiver date cannot be extended, we may be subject to substantial additional interest on the remaining overadvance. Further, additional draws under the Revolving Note will be unavailable until eligible receivable collections and invoicing create an eligible receivables base that supports the entire balance outstanding.

Both the $3,500,000 Term Note and the $2,500,000 Revolving Note provide for conversion, at the option of Laurus, of the amounts outstanding into the Company's common stock at the Fixed Conversion Price of $0.88 per share. In the event that we issue common stock or derivatives convertible into our common stock for a price less than $0.88 per share, then the price at which Laurus may convert its shares is reset to that lower price. The conversion prices under the Notes are subject to equitable adjustment for stock splits, stock dividends and similar events. Laurus is obligated to convert scheduled principal and interest payments under the Term Note when (i) a registration statement has become effective with respect to the shares of common stock underlying the indebtedness, (ii) the five (5) day average market price of our common stock is 110% of the Fixed Conversion Price, and (iii) certain trading volume criteria have been met. Using the Black-Scholes option pricing model, we determined the fair value of the conversion feature related to the Notes to be $2,996,000. The assumptions used in the fair value calculation for the warrants were as follows: stock price of $0.93, exercise price of $0.88, weighted average term of three (3) years, volatility (annual) of 65%, annual rate of quarterly dividends of 0%, a risk free rate of 3.5%. Accordingly, the fair value per share of the warrants was calculated to be $0.44 per share. As a result of the beneficial conversion feature, a discount on debt issued of $4,023,000 was recorded and is being amortized to interest expense over the three year life of the debt agreement.

Index

HOUSE OF BRUSSELS CHOCOLATES INC. FORM 10-QSB For the Quarter Ended January 31, 2006

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

In an amendment to the Term Note (the “Amendment”), Laurus postponed the obligation of the Company to make certain scheduled amortization payments in accordance with the terms of the Term Note such that the monthly principal amount of $109,375 due on the first business day of December 2005, January 2006 and February 2006 shall be deferred and made payable on the maturity date of the Term Note, March 9, 2008. Further, Laurus granted the Company a right to raise an additional $500,000 in equity capital at a rate below the Fixed Conversion Rate set forth in the Laurus Term Note. In consideration of the foregoing, the Amendment resets the price per share of the Company’s common stock at which Laurus may convert the first $500,000 of the Company’s existing Term Note indebtedness from $0.88 to $0.35 per share. During January 2006, the Company substantially completed its raise of approximately $500,000 in equity capital in accordance with rights granted to it under the terms of the Amendment. In that connection, we issued 909,000 shares of our common stock to four (4) holders of registered stock purchase warrants and converted a trade payable in the amount of $30,000 into 85,714 unregistered shares. The fair market price at which these instruments were exercised or converted was $0.35 per share. As part of this capital raise, we also received $100,000 from our Chairman of the Board of Directors which was used to purchase 222,222 unregistered shares at a fair market value of $0.45 per share during February 2006.

On June 28, 2005, we entered into two convertible promissory notes totaling $300,000 with our chief executive officer and a greater than 10% shareholder. The proceeds of the notes provided extra working capital for use during the onset of our busy season.

Our need for raw materials and our investment in inventories, manpower and equipment has become sharply higher. We expect those needs to continue over the near term. During the three month period ended January 31, 2006, we have refocused our manufacturing efforts and our gross margins have improved significantly. Regardless, without an increase in revenues, a growth and continuation of positive gross margins and reductions in costs, we will not generate operating profit. In addition, the Company expects its efforts at cost reduction will successfully reduce its overhead. If, however, we are unable to generate operating profits we will require additional financing to pay costs associated with our core business. In that instance, the Company will seek equity investment or financing from its existing relationships.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements during the fiscal quarter ended January 31, 2006.

Index

HOUSE OF BRUSSELS CHOCOLATES INC. FORM 10-QSB For the Quarter Ended January 31, 2006

ITEM 3.	CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2006, that being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Grant Petersen and Principal Financial Officer, Luigi DiCicco. Based upon that evaluation, these executives concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

During our most recently completed fiscal quarter ended January 31, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Index

HOUSE OF BRUSSELS CHOCOLATES INC. FORM 10-QSB For the Quarter Ended January 31, 2006

Mr. Whittington is a former officer and director of the Company. He claims to have had an agreement with the Company entitling him to purchase 1.2 million shares of stock (post 1 for 5 reverse split) for $0.05 per share and warrant rights to purchase another $1.2 million shares (post 1 for 5 split) at $0.30 per share. Whittington filed suit in District Court, Clark County, Nevada on March 22, 2004, seeking to enforce this alleged agreement. On April 6, 2004, Whittington took the further step of filing an application for temporary restraining order and preliminary injunction, asking the court to compel the Company to immediately issue him 1.2 million shares of stock and to give him adequate time to exercise his alleged warrant rights to purchase an additional 1.2 million shares of stock. The Company answered Whittington's complaint, denying the existence of the alleged agreement and denying that he is entitled to any shares or warrants. In addition, the Company opposed Whittington's application for a temporary restraining order and preliminary injunction. A hearing on Whittington's application for temporary restraining order and preliminary injunction was held on April 27, 2004. At the conclusion of the hearing, the court denied all of the relief requested by Mr. Whittington in his preliminary application. On May 6, 2004, Mr. Whittington filed a motion to amend his complaint.  The motion was granted and the First Amended Complaint was filed on September 9, 2004.  The First Amended Complaint asserts the following causes of action against the Company: (1) alter ego/piercing the corporate veil; (2) accounting; (3) injunctive relief; (4) breach of contract; (5) application for receivership; (6) unjust enrichment; (7) conversion; (8) tortious and contractual breach of the covenant of good faith and fair dealing; (9) breach of fiduciary duties; (10) fraud/negligent misrepresentation; and (11) punitive damages.  The Company has filed an Answer to the First Amended Complaint denying and contesting all claims, causes of action, and relief sought.  The Answer includes a counterclaim against Mr. Whittington for abuse of process.

The bench trial in the Matter of Whittington v. House of Brussels (the “Trial”) began March 6, 2006. At the date of this filing, the Trial is underway and no determination as to its results can be made.

On March 6, 2006, we accepted service with respect to a matter presented to the Supreme Court of British Columbia, Canada, entitled Schokinag Chocolate North America Inc. (“Schokinag”) v. House of Brussels Chocolates Inc. Vancouver Registry No. S-061506 .

Schokinag is a wholesale chocolate manufacturer and a supplier of chocolate to the Company. Schokinag claims the Company is indebted to it in the amount of approximately $550,000 for chocolate provided to the Company in connection with certain supply agreements. Further, Schokinag claims that payments under these supply agreements are past due and in breach of their terms. In addition, Schokinag claims the Company is in breach of a manufacturing, co-packing, marketing and distribution agreement involving drinking chocolate (the “Drinking Chocolate Agreement”). With respect to the Drinking Chocolate Agreement, Schokinag asserts that the Company 1) failed to protect certain confidential and proprietary recipes, registered trademarks and names; 2) refused to account for its sales of drinking chocolate and pay its share of revenues to Schokinag ; and 3) continued to manufacture, market and sell product although in breach of the Drinking Chocolate Agreement. Lastly, Schokinag claims that the Company contravened and was negligent in the preparation of a certain blended drinking chocolate which resulted in the shipment of product which was not acceptable and for which Schokinag should be reimbursed. As remedy to the foregoing, Schokinag seeks monetary damages including payment of amounts due plus interest and unspecified damages for loss of reputation and profits. Schokinag further seeks injunctive relief restraining the Company from producing, marketing and advertising products covered by the Drinking Chocolate Agreement.

The Company’s has made an initial appearance in this matter and intends to defend itself against these claims. In addition , the Company asserts that Schokinag was the first party to breach the Drinking Chocolate Agreement and in that connection, intends to pursue counterclaims against Schokinag.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES

During our quarter ended January 31, 2006, we completed the following transaction in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the "Act") as provided in Section 4(2) thereof. The certificate issued in connection with this transaction was endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act. This transaction did not involve a public offering, underwriting discounts or sales commissions. We believe that each person involved was knowledgeable about our operations and financial condition.

1.
On January 1, 2006, we converted $30,000 in a trade payable to 85,714 shares of our common stock. This trade debt was payable to Machine Marketing, a vendor owned by our newly appointed Vice-President of Sales & Marketing David Townsend, and was incurred by the Company prior to Mr. Townsend’s employment. The shares were converted at a fair market value of $0.35 per share. No gain or loss was recorded on this conversion.

Index

HOUSE OF BRUSSELS CHOCOLATES INC. FORM 10-QSB For the Quarter Ended January 31, 2006

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit
10.1	Amendment to certain secured convertible notes by and among House of Brussels Chocolates Inc. and Laurus Master Fund, Ltd.(1)
10.2	Overadvance Letter by and among House of Brussels Chocolates Inc. and Laurus Master Fund, Ltd. (1)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(1) Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K filed on February 8, 2005.

Index

HOUSE OF BRUSSELS CHOCOLATES INC. FORM 10-QSB For the Quarter Ended January 31, 2006

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOUSE OF BRUSSELS CHOCOLATES INC.

Date:	March 17, 2006

By:	s/s Grant Petersen
Grant Petersen
Chief Executive Officer, President and Director